Form 10-Q
period 2015-09-30
FS Investment Corp IV
filed 2015-11-20
CIK 1637417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01151

FS Investment Corporation IV

(Exact name of registrant as specified in its charter)

Maryland	47-3258730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Rouse Boulevard Philadelphia, Pennsylvania	19112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 495-1150

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer had 20,000 shares of Class T common stock outstanding as of November 20, 2015.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statement.

FS Investment Corporation IV

Balance Sheet

(in thousands, except share and per share amounts)

September 30, 2015 (Unaudited)
Assets
Cash and cash equivalents	$200

Total assets	$200

Commitments and contingencies ($2,348)(1)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—
Class A common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—
Class D common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—
Class T common stock, $0.001 par value, 250,000,000 shares authorized, 20,000 issued and outstanding	—
Class I common stock, $0.001 par value, 350,000,000 shares authorized, none issued and outstanding	—
Capital in excess of par value	200

Total stockholders’ equity	$200

Net asset value per share of Class T common stock at period end	$10.00

(1)	See Note 5 for a discussion of the Company’s commitments and contingencies.

See notes to unaudited financial statements.

FS Investment Corporation IV

Notes to Unaudited Financial Statement

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation IV, or the Company, was incorporated under the general corporation laws of the State of Maryland on February 25, 2015 and has been inactive since that date except for matters relating to its organization. The Company expects to formally commence investment operations upon raising gross proceeds in excess of $1,000, or the minimum offering requirement, from sales of shares of its common stock in its continuous public offering to persons who are not affiliated with the Company or the Company’s investment adviser, FSIC IV Advisor, LLC, or FSIC IV Advisor. FSIC IV Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and is an affiliate of the Company.

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company will seek to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in the Company’s target companies, generally in conjunction with one of the Company’s debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited balance sheet of the Company has been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by GAAP for a complete financial statement. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company has evaluated the impact of subsequent events through the date the financial statement was issued and filed with the Securities and Exchange Commission, or the SEC.

Use of Estimates: The preparation of the unaudited financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statement. Actual results could differ from those estimates. Many of the amounts have been rounded, and all amounts are in thousands, except share and per share amounts.

FS Investment Corporation IV

Notes to Unaudited Financial Statement (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash and cash equivalents are maintained with a high credit quality financial institution, which is a member of the Federal Deposit Insurance Corporation.

Valuation of Portfolio Investments: The Company will determine the net asset value of its investment portfolio each quarter. Securities that are publicly-traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded will be valued at fair value as determined in good faith by the Company’s board of directors. In connection with that determination, the Company expects that FSIC IV Advisor will provide the Company’s board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board, or the FASB, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

With respect to investments for which market quotations are not readily available, the Company intends to undertake a multi-step valuation process each quarter, as described below:

•

the Company’s quarterly fair valuation process will begin with FSIC IV Advisor’s management team reviewing and documenting valuations of each portfolio company or investment, which valuations may be obtained from an independent third-party valuation service, if applicable;

•	FSIC IV Advisor’s management team will then provide the Company’s valuation committee with the preliminary valuations for each portfolio company or investment;

•	preliminary valuations will then be discussed with the Company’s valuation committee;

•

the Company’s valuation committee will review the preliminary valuations and FSIC IV Advisor’s management team, together with the Company’s independent third-party valuation services, if applicable, will supplement the preliminary valuations to reflect any comments provided by the Company’s valuation committee;

•	following its review, the Company’s valuation committee will recommend that the Company’s board of directors approve the Company’s fair valuations; and

•

the Company’s board of directors will discuss the valuations and determine the fair value of each such investment in the Company’s portfolio in good faith based on various statistical and other factors, including the input and recommendation of FSIC IV Advisor, the Company’s valuation committee and any independent third-party valuation services, if applicable.

FS Investment Corporation IV

Notes to Unaudited Financial Statement (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company’s consolidated financial statements will refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company’s consolidated financial statements. In making its determination of fair value, the Company’s board of directors may use any approved independent third-party pricing or valuation services. However, the Company’s board of directors will not be required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FSIC IV Advisor or any approved independent third-party valuation or pricing service that the Company’s board of directors deems to be reliable in determining fair value under the circumstances. Below is a description of factors that FSIC IV Advisor’s management team, any approved independent third-party valuation services and the Company’s board of directors may consider when determining the fair value of the Company’s investments.

Valuation of fixed income investments, such as loans and debt securities, will depend upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Company may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that may be considered include the borrower’s ability to adequately service its debt, the fair market value of the borrower in relation to the face amount of its outstanding debt and the quality of collateral securing the Company’s debt investments.

For convertible debt securities, fair value will generally approximate the fair value of the debt plus the fair value of an option to purchase the underlying security (the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.

The Company’s equity interests in portfolio companies for which there is no liquid public market will be valued at fair value. The Company’s board of directors, in its determination of fair value, may consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the Company’s actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

FSIC IV Advisor’s management team, any approved independent third-party valuation services and the Company’s board of directors may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. FSIC IV Advisor’s management team, any approved independent third-party valuation services and the Company’s board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as the Company’s board of directors, in consultation with FSIC IV Advisor’s management team and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of the Company’s equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale will typically be valued at a discount from the public market value of the security.

FS Investment Corporation IV

Notes to Unaudited Financial Statement (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

If the Company receives warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. The Company’s board of directors will subsequently value these warrants or other equity securities received at their fair value.

The fair values of the Company’s investments will be determined in good faith by the Company’s board of directors. The Company’s board of directors will be solely responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process. The Company’s board of directors will delegate day-to-day responsibility for implementing the Company’s valuation policy to FSIC IV Advisor’s management team, and will authorize FSIC IV Advisor’s management team to utilize independent third-party valuation and pricing services that have been approved by the Company’s board of directors. The Company’s valuation committee will be responsible for overseeing FSIC IV Advisor’s implementation of the valuation process.

The Company intends to value all of its Level 2 and Level 3 assets by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which will be provided by independent third-party pricing services and screened for validity by such services. For investments for which third-party pricing services are unable to obtain quoted prices, the Company intends to obtain bid and ask prices directly from dealers who make a market in such investments. To the extent that the Company holds investments for which no active secondary market exists and, therefore, no bid and ask prices can be readily obtained, the Company’s valuation committee will utilize independent third-party valuation services to value such investments on a quarterly basis.

The Company will periodically benchmark the bid and ask prices it receives from third-party pricing services and/or dealers, as applicable, against the actual prices at which the Company purchases and sells its investments. The Company may also use other methods, including the use of independent valuation firms, to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing service or independent dealers, or where the Company’s board of directors otherwise may determine that the use of such other methods is appropriate. The Company will periodically benchmark the valuations provided by the independent valuation firms against the actual prices at which it purchases and sells its investments. The Company believes that these prices will be reliable indicators of fair value. The Company’s valuation committee and board of directors will review and approve the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation policy.

Revenue Recognition: Security transactions will be accounted for on the trade date. The Company will record interest income on an accrual basis to the extent that it expects to collect such amounts. The Company will record dividend income on the ex-dividend date. The Company will not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the previously recognized interest income will be written-off. Payments received on non-accrual investments may be recognized as income or

FS Investment Corporation IV

Notes to Unaudited Financial Statement (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest payments become current and are likely to remain current based on the Company’s judgment.

Loan origination fees, original issue discount and market discount will be capitalized and the Company will amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount will be recorded as interest income. Structuring and other non-recurring upfront fees will be recorded as fee income when earned. The Company will record prepayment premiums on loans and securities as fee income when it receives such amounts.

Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency: Gains or losses on the sale of investments will be calculated by using the specific identification method. The Company will measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized. Net change in unrealized gains or losses on foreign currency will reflect the change in the value of receivables or accruals during the reporting period due to the impact of foreign currency fluctuations.

Capital Gains Incentive Fee: The Company entered into an investment advisory and administrative services agreement with FSIC IV Advisor, dated as of September 21, 2015, or the investment advisory and administrative services agreement. Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains will be determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee will equal 20.0% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company will accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the investment advisory and administrative services agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, the Company will include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual will reflect the incentive fees that would be payable to FSIC IV Advisor if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though FSIC IV Advisor will not be entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Subordinated Income Incentive Fee: Pursuant to the investment advisory and administrative services agreement, FSIC IV Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which will be calculated and payable quarterly in arrears, will equal 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and will be

FS Investment Corporation IV

Notes to Unaudited Financial Statement (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, FSIC IV Advisor will not earn this part of the incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s common stock (including proceeds from the Company’s distribution reinvestment plan) reduced for amounts paid for share repurchases pursuant to the Company’s share repurchase program. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with paid-in-kind, or PIK, interest and zero coupon securities), accrued income that the Company has not yet received in cash. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC IV Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375% or 9.375% annually of adjusted capital. Thereafter, FSIC IV Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.

Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs will be expensed as the Company raises proceeds in its continuous public offering. During the period from February 25, 2015 (Inception) to September 30, 2015, the Company incurred organization costs of $259, which were paid on behalf of the Company by Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company’s sponsor and an affiliate of FSIC IV Advisor (see Note 3).

Offering Costs: Offering costs primarily include, among other things, legal fees and other costs pertaining to the preparation of the Company’s Registration Statement on Form N-2 relating to the continuous public offering of its shares of common stock, including salaries and direct expenses of FSIC IV Advisor’s personnel, employees of its affiliates and others while engaged in such activities. The Company will charge offering costs against capital in excess of par value on the balance sheet as the Company raises proceeds in its continuous public offering. During the period from February 25, 2015 (Inception) to September 30, 2015, the Company incurred offering costs of $2,089, which were paid on behalf of the Company by Franklin Square Holdings (see Note 3).

Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC IV Advisor will be entitled to receive up to 0.75% of gross proceeds raised in the Company’s continuous public offering until all organization and offering costs funded by FSIC IV Advisor or its affiliates (including Franklin Square Holdings) have been recovered.

Income Taxes: The Company intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC status each year and to not pay any federal income taxes on income so distributed. The Company will also be subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes.

FS Investment Corporation IV

Notes to Unaudited Financial Statement (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Uncertainty in Income Taxes: The Company will evaluate its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s financial statement. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company will recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. During the period from February 25, 2015 (Inception) to September 30, 2015, the Company did not incur any interest or penalties.

Distributions: Distributions to the Company’s stockholders will be recorded as of the record date. Subject to applicable legal restrictions and the sole discretion of the Company’s board of directors, the Company currently intends to authorize and declare regular cash distributions on either a weekly, semi-monthly or monthly basis and pay such distributions on either a monthly or quarterly basis. Net realized capital gains, if any, will be distributed or deemed distributed at least annually.

Note 3. Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

Pursuant to the investment advisory and administrative services agreement, FSIC IV Advisor is entitled to an annual base management fee of 2.0% of the Company’s average weekly gross assets and an incentive fee based on the Company’s performance. The Company will commence accruing fees under the investment advisory and administrative services agreement upon commencement of the Company’s investment operations after it meets the minimum offering requirement. Base management fees will be paid on a quarterly basis in arrears.

The incentive fee consists of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears, will equal 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, FSIC IV Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s common stock (including proceeds from the Company’s distribution reinvestment plan) reduced for amounts paid for share repurchases pursuant to the Company’s share repurchase program. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC IV Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375% of adjusted capital, or 9.375% annually. This “catch-up” feature allows FSIC IV Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FSIC IV Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee will equal 20.0% of the Company’s incentive fee

FS Investment Corporation IV

Notes to Unaudited Financial Statement (continued)

(in thousands, except share and per share amounts)

Note 3. Related Party Transactions (continued)

capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. The Company will accrue for the capital gains incentive fee, which, if earned, will be paid annually. The Company will accrue for the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FSIC IV Advisor will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized.

The Company will reimburse FSIC IV Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FSIC IV Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to the Company on behalf of FSIC IV Advisor. The amount of this reimbursement will be set at the lesser of (1) FSIC IV Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FSIC IV Advisor will be required to allocate the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors will review the methodology employed in determining how expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of FSIC IV Advisor. The Company’s board of directors will then assess the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors will, among other things, compare the total amount paid to FSIC IV Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The Company will not reimburse FSIC IV Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC IV Advisor.

Franklin Square Holdings, an affiliate of FSIC IV Advisor, has funded certain of the Company’s organization and offering costs in the amount of $2,348 for the period from February 25, 2015 (Inception) to September 30, 2015. Under the investment advisory and administrative services agreement, there will be no liability on the Company’s part for the organization or offering costs funded by FSIC IV Advisor or its affiliates (including Franklin Square Holdings) until the Company has satisfied the minimum offering requirement. At such time, FSIC IV Advisor will be entitled to receive up to 0.75% of the gross proceeds raised in the Company’s continuous public offering until all organization or offering costs incurred have been recovered. The minimum reimbursement to FSIC IV Advisor for such fees is expected to be $7.50, assuming the minimum offering requirement is satisfied.

These costs include legal, accounting, marketing, printing and other expenses associated with the Company’s organization and offering activities, including costs related to preparation of the Company’s registration statement and prospectus, and salaries and other direct expenses of FSIC IV Advisor’s personnel, employees of its affiliates, and others while engaged in such activities on behalf of the Company.

The dealer manager for the Company’s continuous public offering is FS2 Capital Partners, LLC, or FS2, which is one of the Company’s affiliates. Under an amended and restated dealer manager agreement, dated as of

FS Investment Corporation IV

Notes to Unaudited Financial Statement (continued)

(in thousands, except share and per share amounts)

Note 3. Related Party Transactions (continued)

November 11, 2015, among the Company, FSIC IV Advisor and FS2, or the dealer manager agreement, FS2 is entitled to receive upfront sales commissions in connection with the sale of shares of common stock in the Company’s continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers and financial representatives.

Capital Contribution by FSIC IV Advisor

In February 2015, pursuant to a private placement, Michael C. Forman, the principal of FSIC IV Advisor, contributed $200, which was used in its entirety to purchase 20,000 shares of Class T common stock at $10.00 per share. Mr. Forman will not tender these shares of common stock for repurchase as long as FSIC IV Advisor remains the Company’s investment adviser.

Potential Conflicts of Interest

FSIC IV Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC and FS Global Advisor, LLC, the investment advisers to certain other BDCs and a closed-end management investment company affiliated with Franklin Square Holdings. As a result, such personnel provide investment advisory services to the Company and each of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and FS Global Credit Opportunities Fund. While none of FSIC IV Advisor, FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSIC IV Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSIC IV Advisor or its management team. In addition, even in the absence of FSIC IV Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and/or FS Global Credit Opportunities Fund rather than to the Company.

Exemptive Relief

In an order dated June 4, 2013, the SEC granted exemptive relief to affiliates of the Company, upon which the Company may rely, and which permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC IV Advisor. Pursuant to this relief, the Company may co-invest with FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and any future BDCs that are advised by FSIC IV Advisor or its affiliated investment advisers, or collectively the Company’s co-investment affiliates. The Company believes this relief will enhance its ability to further its investment objectives and strategy. The Company believes this relief may also increase favorable investment opportunities for the Company, in part, by allowing it to participate in larger investments, together with the Company’s co-investment affiliates, than would be available to it if such relief had not been obtained. Because the Company’s affiliates did not seek exemptive

FS Investment Corporation IV

Notes to Unaudited Financial Statement (continued)

(in thousands, except share and per share amounts)

Note 3. Related Party Transactions (continued)

relief to engage in co-investment transactions with GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser, and its affiliates, the Company will be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

Expense Reimbursement

Pursuant to an amended and restated expense support and conditional reimbursement agreement, dated as of October 9, 2015, by and between Franklin Square Holdings and the Company, or the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company’s distributions to stockholders will be paid from its offering proceeds or borrowings. However, because certain investments the Company may make, including preferred and common equity investments, may generate dividends and other distributions to the Company that are treated for tax purposes as a return of capital, a portion of the Company’s distributions to stockholders may also be deemed to constitute a return of capital for tax purposes to the extent that the Company may use such dividends or other distribution proceeds to fund its distributions to stockholders. Under those circumstances, Franklin Square Holdings will not reimburse the Company for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

Under the expense reimbursement agreement, Franklin Square Holdings will reimburse the Company quarterly for expenses in an amount equal to the difference between the Company’s cumulative distributions paid to its stockholders in each quarter, less the sum of the Company’s net investment company taxable income, net capital gains and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.

Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of the Company’s net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the cumulative distributions paid by the Company to its stockholders during such quarter; provided, however, that (i) the Company will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to shares of common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to its common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) will not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year); and (ii) the Company will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the annualized rate of regular cash distributions declared

FS Investment Corporation IV

Notes to Unaudited Financial Statement (continued)

(in thousands, except share and per share amounts)

Note 3. Related Party Transactions (continued)

by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time Franklin Square Holdings made the expense support payment to which such reimbursement payment relates. The Company will not be obligated to pay interest on the reimbursements it is required to make to Franklin Square Holdings under the expense reimbursement agreement. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, distribution fees, organization and offering costs, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

The Company or Franklin Square Holdings may terminate the expense reimbursement agreement at any time. Franklin Square Holdings has indicated that it expects to make such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that it bears a reasonable level of expenses in relation to its income.

The specific amount of expenses reimbursed by Franklin Square Holdings pursuant to the expense reimbursement agreement, if any, will be determined at the end of each quarter. Upon termination of the expense reimbursement agreement by Franklin Square Holdings, Franklin Square Holdings will be required to fund any amounts accrued thereunder as of the date of termination. Similarly, the Company’s conditional obligation to reimburse Franklin Square Holdings pursuant to the terms of the expense reimbursement agreement shall survive the termination of such agreement by either party.

Franklin Square Holdings is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and Franklin Square Holdings’ co-founder, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company’s expenses in future quarters.

Note 4. Share Repurchase Program

Beginning with the first full calendar quarter following the date that the Company satisfies the minimum offering requirement, and on a quarterly basis thereafter, the Company intends to offer to repurchase shares of common stock on such terms as may be determined by the Company’s board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of the Company’s board of directors, such repurchases would not be in the best interests of the Company’s stockholders or would violate applicable law. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the 1940 Act. In months in which the Company repurchases shares of common stock pursuant to its share repurchase program, it expects to conduct repurchases on the same date that it holds its first weekly closing in such month for the sale of shares of common stock in its continuous public offering. Any offer to repurchase shares of common stock will be conducted solely through tender offer materials mailed to each stockholder.

The Company’s board of directors will consider the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase shares of common stock and under what terms:

•	the effect of such repurchases on the Company’s qualification as a RIC (including the consequences of any necessary asset sales);

FS Investment Corporation IV

Notes to Unaudited Financial Statement (continued)

(in thousands, except share and per share amounts)

Note 4. Share Repurchase Program (continued)

•	the liquidity of the Company’s assets (including fees and costs associated with disposing of assets);

•	the Company’s investment plans and working capital requirements;

•	the relative economies of scale with respect to the Company’s size;

•	the Company’s history in repurchasing shares of common stock or portions thereof; and

•	the condition of the securities markets.

The Company currently intends to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it can repurchase with the proceeds it receives from the issuance of shares of common stock under its distribution reinvestment plan. Because the Company’s distribution reinvestment plan will be structured as an “opt in” program that requires stockholders to affirmatively elect to have their cash distributions reinvested in additional shares of common stock, such requirement may contribute to the illiquidity of the Company’s shares of common stock. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, beginning with the first full calendar quarter in the year following the date that the Company satisfies the minimum offering requirement, the Company will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The Company’s board of directors reserves the right, in its sole discretion, to limit the number of shares to be repurchased for each class by applying the limitations on the number of shares to be repurchased, noted above, on a per class basis. The Company intends to offer to repurchase such shares of common stock at the net offering price in effect on each date of repurchase. The Company’s board of directors may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice.

Note 5. Commitments and Contingencies

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. Management of FSIC IV Advisor has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

The Company is not currently subject to any material legal proceedings and, to the Company’s knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be party to certain legal proceedings in the ordinary course of business. While the outcome of any legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material effect upon its financial condition or results of operations.

See Note 3 for a discussion of the Company’s commitments to FSIC IV Advisor and its affiliates (including Franklin Square Holdings) for the reimbursement of organization and offering costs funded by Franklin Square Holdings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

The information contained in this section should be read in conjunction with our unaudited financial statement and the related notes thereto included elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us” and “our” refer to FS Investment Corporation IV.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financing arrangements and investments;

•	changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•

actual and potential conflicts of interest with FSIC IV Advisor, FB Income Advisor, LLC, FS Investment Corporation, FS Investment Advisor, LLC, FS Energy and Power Fund, FSIC II Advisor, LLC, FS Investment Corporation II, FSIC III Advisor, LLC, FS Investment Corporation III, FS Global Advisor, LLC, FS Global Credit Opportunities Fund, GDFM or any of their affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of FSIC IV Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FSIC IV Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify for and maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we may invest.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. Factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

•	future changes in laws or regulations and conditions in our operating areas.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.

Overview

We were incorporated under the general corporation laws of the State of Maryland on February 25, 2015 and expect to formally commence investment operations upon raising the minimum offering requirement from sales of shares of our Class T common stock in our continuous public offering to persons who are not affiliated with us or FSIC IV Advisor. We are a newly organized, externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code.

Our investment activities will be managed by FSIC IV Advisor and supervised by our board of directors, a majority of whom are independent. Under the investment advisory and administrative services agreement, we have agreed to pay FSIC IV Advisor an annual base management fee based on the average weekly value of our gross assets and an incentive fee based on our performance. FSIC IV Advisor has engaged GDFM to act as our investment sub-adviser. GDFM will assist FSIC IV Advisor in identifying investment opportunities and will make investment recommendations for approval by FSIC IV Advisor according to guidelines set by FSIC IV Advisor.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We have identified and intend to focus on the following investment categories, which we believe will allow us to generate an attractive total return with an acceptable level of risk.

Direct Originations: We intend to leverage our relationship with GDFM and its global sourcing and origination platform to directly source investment opportunities. Such investments will be originated or structured for us or made by us and will not be generally available to the broader market. These investments may include both debt and equity components, although we do not generally expect to make equity investments independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

Opportunistic: We intend to seek to capitalize on market price inefficiencies by investing in loans, bonds and other securities where the market price of such investment reflects a lower value than deemed warranted by our fundamental analysis. We believe that market price inefficiencies may occur due to, among other things, general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community. We will seek to allocate capital to these securities that have been misunderstood or mispriced by the market and where we believe there is an opportunity to earn an attractive return on our investment. Such opportunities may include event driven investments, anchor orders and CLOs.

In the case of event driven investments, we intend to take advantage of dislocations that arise in the markets due to an impending event and where the market’s apparent expectation of value differs substantially from our fundamental analysis. Such events may include a looming debt maturity or default, a merger, spin-off or other corporate reorganization, an adverse regulatory or legal ruling, or a material contract expiration, any of which may significantly improve or impair a company’s financial position. Compared to other investment strategies, event driven investing depends more heavily on our ability to successfully predict the outcome of an individual event rather than on underlying macroeconomic fundamentals. As a result, successful event driven strategies may offer both substantial diversification benefits and the ability to generate performance in uncertain market environments.

We may also invest in certain opportunities that are originated and then syndicated by a commercial or investment bank, but where we provide a capital commitment significantly above the average syndicate participant, i.e., an anchor order. In these types of investments, we may receive fees, preferential pricing or other benefits not available to other lenders in return for our significant capital commitment. Our decision to provide an anchor order to a syndicated transaction will be predicated on a rigorous credit analysis, our familiarity with a particular company, industry or financial sponsor, and the broader investment experiences of FSIC IV Advisor and GDFM.

In addition, we expect that our relationship with GSO Capital Partners LP, the parent of GDFM and one of the largest CLO managers in the world, will allow us to opportunistically invest in CLOs. CLOs are a form of securitization where the cash flow from a pooled basket of syndicated loans is used to support distribution payments made to different tranches of securities. While collectively CLOs represent nearly fifty percent of the broadly syndicated loan universe, investing in individual CLO tranches requires a high degree of investor sophistication due to their structural complexity and the illiquid nature of their securities.

Broadly Syndicated/Other: Although our primary focus will be to invest in directly originated transactions and opportunistic investments, in certain circumstances we will also invest in the broadly syndicated loan and high yield markets. Broadly syndicated loans and bonds are generally more liquid than our directly originated investments and will provide a complement to our less liquid strategies. In addition, and because we expect to typically receive more attractive financing terms on these positions than we would on our less liquid assets, we expect to be able to leverage the broadly syndicated portion of our portfolio in such a way that will maximize the levered return potential of our portfolio.

We anticipate that our portfolio will be comprised primarily of investments in senior secured loans and second lien secured loans of private middle-market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio will be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC IV Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments. Prior to raising sufficient capital, we may make smaller investments than we expect to make once we raise sufficient capital due to liquidity constraints. Once we raise sufficient capital, we expect that our investments will generally range between $5,000 and $150,000 each, although investments may vary proportionately with the size of our capital base and will ultimately be made at the discretion of FSIC IV Advisor, subject to oversight by our board of directors.

The senior secured loans, second lien secured loans and senior secured bonds in which we intend to invest generally have stated terms of three to seven years and the subordinated debt investments that we intend to make generally have stated terms of up to ten years, but the expected average life of such securities is generally expected to be between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. Our debt investments may be rated by a nationally recognized statistical rating organization and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Services, Inc. or lower than “BBB-” by Standard & Poor’s Rating Services). We also intend to invest in non-rated debt securities.

Revenues

The principal measure of our financial performance will be net increase in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments, net realized gain or loss on foreign currency, net unrealized appreciation or depreciation on investments and net unrealized gain or loss on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating and other expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost, including the respective realized gain or loss on foreign currency for those foreign denominated investment transactions. Net realized gain or loss on foreign currency is the portion of realized gain or loss attributable to foreign currency fluctuations. Net unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio, including the respective unrealized gain or loss on foreign currency for those foreign denominated investments. Net unrealized gain or loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations.

We plan to generate revenues in the form of interest income on the debt investments we anticipate holding. We may also generate revenues in the form of dividends and other distributions on the equity or other securities we anticipate holding. In addition, we may generate revenues in the form of non-recurring commitment, closing, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

Expenses

Our primary operating expenses will be the payment of management and incentive fees and other expenses under the investment advisory and administrative services agreement, interest expense from financing arrangements and other expenses necessary for our operations. The management and incentive fees will compensate FSIC IV Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FSIC IV Advisor will be responsible for compensating our investment sub-adviser.

We will reimburse FSIC IV Advisor for expenses necessary to perform services related to our administration and operations, including FSIC IV Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FSIC IV Advisor. Such services will include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSIC IV Advisor also will perform, or oversee the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC IV Advisor will assist us in calculating the net asset value for each share class, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

The amount of the reimbursement payable to FSIC IV Advisor will be the lesser of (1) FSIC IV Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSIC IV Advisor will be required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of directors will review the methodology employed in determining how the expenses are allocated to us and the proposed allocation of the administrative expenses among us and certain affiliates of FSIC IV Advisor. Our board of directors will then assess the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors will consider whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors will, among other things, compare the total amount paid to FSIC IV Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We will not reimburse FSIC IV Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC IV Advisor.

We will bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	corporate and organization expenses relating to offerings of our common stock, subject to limitations included in the investment advisory and administrative services agreement;

•	the cost of calculating the net asset value for each share class, including the cost of any third-party pricing or valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	investment advisory fees;

•

fees payable to third parties relating to, or associated with, making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

•	interest payments on our debt or related obligations;

•	transfer agent and custodial fees;

•

research and market data (including news and quotation equipment and services, and any computer hardware and connectivity hardware (e.g. telephone and fiber optic lines) incorporated into the cost of obtaining such research and market data);

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	federal, state and local taxes;

•	fees and expenses of directors not also serving in an executive officer capacity for us or FSIC IV Advisor;

•	costs of proxy statements, stockholders’ reports, notices and other filings;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with accounting, corporate governance, independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws, including compliance with the Sarbanes-Oxley Act of 2002;

•	brokerage commissions for our investments; and

•

all other expenses incurred by FSIC IV Advisor, GDFM or us in connection with administering our business, including expenses incurred by FSIC IV Advisor or GDFM in performing administrative services for us and administrative personnel paid by FSIC IV Advisor or GDFM, to the extent they are not controlling persons of FSIC IV Advisor, GDFM or any of their respective affiliates, subject to the limitations included in the investment advisory and administrative services agreement.

In addition, we have contracted with State Street Bank and Trust Company to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by FSIC IV Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.

Expense Reimbursement

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from offering proceeds or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate dividends and other distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to stockholders may also be deemed to constitute a return of capital for tax purposes to the extent that we may use such dividends or other distribution proceeds to fund our distributions to stockholders. Under those circumstances, Franklin Square Holdings will not reimburse us for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

Under the expense reimbursement agreement, Franklin Square Holdings will reimburse us for expenses in an amount equal to the difference between our cumulative distributions paid to our stockholders in each quarter, less the sum of our net investment company taxable income, net capital gains and dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.

Pursuant to the expense reimbursement agreement, we have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the cumulative distributions paid by us to our stockholders during such quarter; provided, however, that (i) we will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to shares of our common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to shares of our common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) will not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) we will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the annualized rate of regular cash distributions declared by us at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by us at the time Franklin Square Holdings made the expense support payment to which such reimbursement payment relates. We are not obligated to pay interest on the reimbursements we are required to make to Franklin Square Holdings under the expense reimbursement agreement. “Other operating expenses” means our total “operating expenses” (as defined below), excluding base management fees, incentive fees, distribution fees, organization and offering costs, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

We or Franklin Square Holdings may terminate the expense reimbursement agreement at any time. Franklin Square Holdings has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income.

The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. Upon termination of the expense reimbursement agreement by Franklin Square Holdings, Franklin Square Holdings will be required to fund any amounts accrued thereunder as of the date of termination. Similarly, our conditional obligation to reimburse Franklin Square Holdings pursuant to the terms of the expense reimbursement agreement shall survive the termination of such agreement by either party.

Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael C. Forman, and Franklin Square Holdings co-founder, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

Portfolio Investment Activity for the Period from February 25, 2015 (Inception) to September 30, 2015

For the period from February 25, 2015 (Inception) to September 30, 2015, we did not make or sell any investments.

Financial Condition, Liquidity and Capital Resources

We intend to generate cash primarily from the net proceeds of the continuous public offering of shares of our Class T common stock. We will accept subscriptions on a continuous basis and issue shares at weekly closings at prices that, after deducting upfront selling commissions, if any, must be above the net asset value per share of the applicable class. In connection with each weekly closing, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of any class of our common stock at a price per share which, after deducting upfront selling commissions, if any, is below our then-current net asset value per share of the applicable class.

We also intend to generate cash from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. Prior to investing in securities of portfolio companies, we will invest the net proceeds from our continuous public offering and from any sales and paydowns of our existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our intention to be taxed as a RIC.

We may borrow funds to make investments, including before we have fully invested the proceeds from our continuous public offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. However, we have not currently decided whether, and to what extent, we will finance portfolio investments using debt. We do not currently anticipate issuing any preferred stock.

Capital Contributions by FSIC IV Advisor

In February 2015, pursuant to a private placement, Michael C. Forman, the principal of FSIC IV Advisor, contributed $200, which was used in its entirety to purchase 20,000 shares of Class T common stock at $10.00 per share. Mr. Forman will not tender these shares of common stock for repurchase as long as FSIC IV Advisor remains our investment adviser.

RIC Tax Treatment and Distributions

We intend to elect to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute as dividends to our stockholders. In order to qualify for and maintain RIC tax treatment, we must, among other things, distribute to our stockholders, each tax year dividends of an amount at least equal to 90% of our “investment company taxable income,” determined without regard to any deduction for dividends paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the tax year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC tax treatment each tax year. We will also generally be subject to nondeductible U.S. federal excise taxes on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary taxable income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains over capital losses for the one-year period ending October 31 of that calendar year (adjusted for certain ordinary losses) and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Subject to applicable legal restrictions and the sole discretion of our board of directors, we currently intend to authorize and declare regular cash distributions on either a weekly, semi-monthly or monthly basis and pay such distributions on either a monthly or quarterly basis beginning no later than the first calendar quarter after the month in which the minimum offering requirement is met. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept such stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors. We have not established limits on the amount of funds we may use from available sources to make distributions.

During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of our common stock. As a result, it is possible that a portion of the distributions we make will represent a return of capital. A return of capital generally is a return of your investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC IV Advisor. Moreover, a return of capital will generally not be taxable, but will reduce each stockholder’s cost basis in our common stock, and will result in a higher reported capital gain or lower reported capital loss when the common stock on which such return of capital was received is sold. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders.

We intend to make our ordinary distributions in the form of cash, out of assets legally available for distribution, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Although distributions paid in the form of additional shares of common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders who elect to participate in our distribution reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Stockholders receiving distributions in the form of additional shares of common stock will be treated as receiving a distribution in the amount of the fair market value of our shares of common stock.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a cash distribution, our stockholders will receive the distribution in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distribution reinvested in additional shares of our common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in our distribution reinvestment plan.

We may fund our cash distributions to stockholders from any sources of funds legally available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. We have not established limits on the amount of funds we may use from available sources to make distributions.

We expect that for a period of time following commencement of our continuous public offering, which time period may be significant, substantial portions of our distributions may be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC IV Advisor, that are subject to repayment by us within three years. The purpose of this arrangement is to ensure that no portion of our distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or Franklin Square Holdings and its affiliates continue to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by Franklin Square Holdings or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates, including FSIC IV Advisor, have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders will be reported to stockholders annually on Form 1099-DIV.

Critical Accounting Policies

Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management will make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management also will utilize available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As we execute our expected operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.

Valuation of Portfolio Investments

We will determine the net asset value of our investment portfolio each quarter. Securities that are publicly traded will be valued at the reported closing price on the valuation date. Securities that are not publicly traded will be valued at fair value as determined in good faith by our board of directors. In connection with that determination, we expect that FSIC IV Advisor will provide our board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.

ASC Topic 820 issued by the FASB clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

With respect to investments for which market quotations are not readily available, we intend to undertake a multi-step valuation process each quarter, as described below:

•

our quarterly fair valuation process will begin with FSIC IV Advisor’s management team reviewing and documenting valuations of each portfolio company or investment, which valuations may be obtained from an independent third-party valuation service, if applicable;

•	FSIC IV Advisor’s management team will then provide the valuation committee with the preliminary valuations for each portfolio company or investment;

•	preliminary valuations will then be discussed with the valuation committee;

•

the valuation committee will review the preliminary valuations and FSIC IV Advisor’s management team, together with our independent third-party valuation services, if applicable, will supplement the preliminary valuations to reflect any comments provided by the valuation committee;

•	following its review, the valuation committee will recommend that our board of directors approve our fair valuations; and

•

our board of directors will discuss the valuations and determine the fair value of each such investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of FSIC IV Advisor, the valuation committee and any independent third-party valuation services, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements will refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our financial statements. In making its determination of fair value, our board of directors may use any approved independent third-party pricing or valuation services. However, our board of directors will not be required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FSIC IV

Advisor or any approved independent third-party valuation or pricing service that our board of directors deems to be reliable in determining fair value under the circumstances. Below is a description of factors that FSIC IV Advisor’s management team, any approved independent third party valuation services and our board of directors may consider when determining the fair value of investments.

Valuation of fixed income investments, such as loans and debt securities, will depend upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, we may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that may be considered include the borrower’s ability to adequately service its debt, the fair market value of the borrower in relation to the face amount of its outstanding debt and the quality of collateral securing our debt investments.

For convertible debt securities, fair value will generally approximate the fair value of the debt plus the fair value of an option to purchase the underlying security (the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.

Our equity interests in portfolio companies for which there is no liquid public market will be valued at fair value. Our board of directors, in its determination of fair value, may consider various factors, such as multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

FSIC IV Advisor’s management team, any approved independent third party valuation services and our board of directors may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. FSIC IV Advisor’s management team, any approved independent third party valuation services and our board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the size of portfolio companies relative to comparable firms, as well as such other factors as our board of directors, in consultation with FSIC IV’s Advisor’s management team, and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value.

Generally, the value of our equity interests in public companies for which market quotations are readily available will be based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale will typically be valued at a discount from the public market value of the security.

If we receive warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. Our board of directors will subsequently value these warrants or other equity securities received at their fair value.

The fair values of our investments will be determined in good faith by our board of directors. Our board of directors will be solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. Our board of directors will delegate day-to-day responsibility for implementing our valuation policy to FSIC IV Advisor’s management team, and will authorize FSIC IV Advisor’s management team to utilize independent third-party valuation and pricing services that have been approved by our board of directors. The valuation committee will be responsible for overseeing FSIC IV Advisor’s implementation of the valuation process. We intend to value all of our Level 2 and Level 3 assets by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end which will be provided by independent third-party pricing services and screened for validity by such service. For investments for which third-party pricing services are unable to obtain quoted prices, we intend to obtain bid and ask prices directly from dealers who make a market in such investments. To the extent that we hold investments for which no active secondary market exists and, therefore, no bid and ask prices can be readily obtained, our valuation committee will utilize independent third-party valuation services to value such investments on a quarterly basis.

We will periodically benchmark the bid and ask prices we receive from third-party pricing services and/or dealers, as applicable, against the actual prices at which we purchase and sell our investments. We may also use other methods, including the use of independent valuation firms, to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through our third-party pricing service or independent dealers or where our board of directors otherwise may determine that the use of such other methods is appropriate. We will periodically benchmark the valuations provided by the independent valuation firms against the actual prices at which we purchase and sell our investments. We believe that these prices will be reliable indicators of fair value. Our valuation committee and board of directors will review and approve the valuation determinations made with respect to these investments in a manner consistent with our valuation policy.

Revenue Recognition

Security transactions will be accounted for on the trade date. We will record interest income on an accrual basis to the extent that we expect to collect such amounts. We will record dividend income on the ex-dividend date. We will not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Our policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. We consider many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that we will receive any previously accrued interest, then the previously recognized interest income will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest payments become current and are likely to remain current based on our judgment.

Loan origination fees, original issue discount and market discount will be capitalized and we will amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount will be recorded as interest income. Structuring and other non-recurring upfront fees will be recorded as fee income when earned. We will record prepayment premiums on loans and securities as fee income when we receive such amounts.

Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency

Gains or losses on the sale of investments will be calculated by using the specific identification method. We will measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized. Net change in unrealized gains or losses on foreign currency will reflect the change in the value of receivables or accruals during the reporting period due to the impact of foreign currency fluctuations.

Capital Gains Incentive Fee

Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains will be determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee will equal 20.0% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, will be calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we will accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the investment advisory and administrative services agreement with FSIC IV Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an AICPA Technical Practice Aid for investment companies, we will include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual will reflect the incentive fees that would be payable to FSIC IV Advisor if our entire portfolio was liquidated at its fair value as of the balance sheet date even though FSIC IV Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Subordinated Income Incentive Fee

Pursuant to the investment advisory and administrative services agreement, FSIC IV Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which will be calculated and payable quarterly in arrears, will equal 20.0% of the our “pre-incentive fee net investment income” for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, FSIC IV Advisor will not earn this part of the incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of our common stock (including proceeds from our distribution reinvestment plan) reduced for amounts paid for share repurchases pursuant to our share repurchase program. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC IV Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.34375% or 9.375% annually of adjusted capital. Thereafter, FSIC IV Advisor will be entitled to receive 20.0% of our pre-incentive fee net investment income.

Organization Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to our organization. These costs will be expensed as we raise proceeds in our continuous public offering. During the period from February 25, 2015 (Inception) to September 30, 2015, we incurred organization costs of $259, which were paid on our behalf by Franklin Square Holdings, our sponsor and an affiliate of FSIC IV Advisor.

Offering Costs

Offering costs primarily include, among other things, legal fees and other costs pertaining to the preparation of our Registration Statement on Form N-2 relating to our continuous public offering of our common stock, including salaries and direct expenses of FSIC IV Advisor’s personnel, employees of its affiliates and others while engaged in such activities. We will charge offering costs against capital in excess of par value on our balance sheet as we raise proceeds in our continuous public offering. During the period from February 25, 2015 (Inception) to September 30, 2015, we incurred offering costs of $2,089, which were paid on our behalf by Franklin Square Holdings.

Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC IV Advisor will be entitled to receive up to 0.75% of gross proceeds raised in our continuous public offering until all organization and offering costs funded by FSIC IV Advisor and its affiliates (including Franklin Square Holdings) have been recovered.

Income Taxes

We intend to elect to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and distribute to our stockholders, each tax year, dividends of an amount at least equal to 90% of our “investment company taxable income,” which is generally the sum of our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income or capital gains that we distribute as dividends to our stockholders. We intend to make distributions in an amount sufficient to maintain our RIC tax treatment each year and to avoid any U.S. federal income taxes on income so distributed. We will also be subject to nondeductible U.S. federal excise taxes if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which we paid no U.S. federal income taxes.

Uncertainty in Income Taxes

We will evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We will recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our statements of operations. During the period from February 25, 2015 (Inception) to September 30, 2015, we did not incur any interest or penalties.

Distributions

Distributions to our stockholders will be recorded as of the record date. Subject to our board of directors’ discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on either a weekly, semi-monthly or monthly basis and pay such distributions on either a monthly or quarterly basis. Net realized capital gains, if any, will be distributed or deemed distributed at least annually.

Contractual Obligations

We have entered into an agreement with FSIC IV Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement include (a) an annual base management fee of 2.0% of the average weekly value of our gross assets and (b) an incentive fee based on our performance. FSIC IV Advisor and, to the extent it is required to provide such services, our investment sub-adviser, will be reimbursed for administrative expenses incurred on our behalf.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

None.

Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

Pursuant to the investment advisory and administrative services agreement, FSIC IV Advisor is entitled to receive an annual base management fee of 2.0% of the average weekly value of our gross assets and an incentive fee based on our performance. We will commence accruing fees under the investment advisory and administrative services agreement upon commencement of our investment operations after we meet the minimum offering requirement. We also reimburse FSIC IV Advisor and GDFM for expenses necessary to perform services related to our administration and operations, including FSIC IV Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FSIC IV Advisor.

Pursuant to the investment advisory and administrative services agreement, we also reimburse FSIC IV Advisor and its affiliates for expenses necessary to perform services related to our organization and continuous public offering. In addition, the dealer manager for our continuous public offering is FS2, which is one of our affiliates. Under the dealer manager agreement, FS2 is entitled to receive upfront selling commissions in connection with the sale of shares of our common stock in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers and financial representatives.

See Note 3 to our unaudited financial statement included herein for additional information regarding our related party transactions and relationships, including capital contributions by FSIC IV Advisor, potential conflicts of interest, our exemptive relief order from the SEC and our expense reimbursement arrangement with Franklin Square Holdings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We will be subject to financial market risks, including changes in interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, we expect that many of the variable rate investments we may hold will provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC IV Advisor with respect to our increased pre-incentive fee net investment income.

In addition, in the future we may seek to borrow funds in order to make additional investments. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or any future subsidiaries have debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the period from February 25, 2015 (Inception) to September 30, 2015 we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently subject to any material legal proceedings, and, to our knowledge, no material legal proceedings are threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business. While the outcome of any legal proceedings cannot be predicted with certainty, we do not expect that any such proceedings will have a material effect upon our financial condition or results of operations.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

3.1	Articles of Amendment and Restatement of FS Investment Corporation IV. (Incorporated by reference to Exhibit (a)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

3.2	Bylaws of FS Investment Corporation IV. (Incorporated by reference to Exhibit (b) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 14, 2015.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with FS Investment Corporation IV’s prospectus filed on November 12, 2015 with the Securities and Exchange Commission pursuant to Rule 497 of the Securities Act of 1933, as amended.)

4.2	Distribution Reinvestment Plan of FS Investment Corporation IV. (Incorporated by reference to Exhibit (e) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of September 21, 2015, by and between FS Investment Corporation IV and FSIC IV Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.2	Investment Sub-Advisory Agreement, dated as of September 21, 2015, by and between FSIC IV Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.3	Dealer Manager Agreement, dated as of September 21, 2015, by and among FS Investment Corporation IV, FSIC IV Advisor, LLC and FS2 Capital Partners, LLC (Incorporated by reference to Exhibit (h)(1) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).

10.4	Amended and Restated Dealer Manager Agreement, dated as of November 11, 2015, by and among FS Investment Corporation IV, FSIC IV Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to exhibit (h)(1) to Post-Effective Amendment No. 2 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on November 12, 2015.)

10.5	Form of Selected Dealer Agreement. (Incorporated by reference to Exhibit (h)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.6	Custodian Agreement, by and between FS Investment Corporation IV and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.7	Escrow Agreement, dated as of September 21, 2015, by and among FS Investment Corporation IV, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (k)(1) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.8	Amended and Restated Escrow Agreement, dated as of October 9, 2015, by and among FS Investment Corporation IV, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (k)(1) to Post-Effective Amendment No. 1 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 9, 2015.)

10.9	Expense Support and Conditional Reimbursement Agreement, dated as of September 21, 2015, by and between FS Investment Corporation IV and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit (k)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.10	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of October 9, 2015, by and between FS Investment Corporation IV and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit (k)(2) to Post-Effective Amendment No. 1 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 9, 2015.)

10.11	Form of Distribution Plan. (Incorporated by reference to Exhibit (k)(3) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 14, 2015.)

10.12	Class Shares Plan. (Incorporated by reference to Exhibit (h)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 20, 2015.

FS Investment Corporation IV

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)