Form 10-K
period 2015-12-31
FS Investment Corp IV
filed 2016-03-22
CIK 1637417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01151

FS Investment Corporation IV

(Exact name of registrant as specified in its charter)

Maryland	47-3258730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Rouse Boulevard Philadelphia, Pennsylvania	19112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 495-1150

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, par value $0.001 per share

Class D Common Stock, par value $0.001 per share

Class T Common Stock, par value $0.001 per share

Class I Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established market for the registrant’s shares of Class T common stock. The registrant is currently conducting an ongoing public offering of its shares of Class T common stock pursuant to a Registration Statement on Form N-2, which shares are currently being sold at a price of $10.75 per share, with discounts available for certain categories of purchasers, or at a price per share, after deducting upfront selling commissions, necessary to ensure that shares are not sold at a price below net asset value per share.

There were 1,435,677 shares of the registrant’s Class T common stock outstanding as of March 1, 2016.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2016 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

FS INVESTMENT CORPORATION IV

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2015

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 1.	Business.

FS Investment Corporation IV, or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on February 25, 2015 and formally commenced investment operations on January 6, 2016 upon raising gross proceeds in excess of $1,000, or the minimum offering requirement, from sales of shares of our Class T common stock in our continuous public offering to persons who were not affiliated with us or our investment adviser, FSIC IV Advisor, LLC, or FSIC IV Advisor. FSIC IV Advisor is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, and is an affiliate of us. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization. As of December 31, 2015, we had total assets of $200.

We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we intend to elect to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

We are managed by FSIC IV Advisor, which oversees the management of our operations and is responsible for making investment decisions with respect to our portfolio. FSIC IV Advisor has engaged GSO / Blackstone Debt Funds Management LLC, or GDFM, to act as our investment sub-adviser. GDFM assists FSIC IV Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC IV Advisor according to guidelines set by FSIC IV Advisor. GDFM, a registered investment adviser under the Advisers Act, is a wholly-owned subsidiary of GSO Capital Partners LP, or GSO. GSO is the credit platform of The Blackstone Group L.P., or Blackstone, a leading global alternative asset manager and provider of financial advisory services. GSO is one of the world’s largest credit platforms in the alternative asset business with approximately $79.1 billion in assets under management as of December 31, 2015.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We seek to meet our investment objectives by:

•

utilizing the experience and expertise of the management teams of FSIC IV Advisor and GDFM, along with the broader resources of GSO, which include its access to the relationships and human capital of its parent, Blackstone, in sourcing, evaluating and structuring transactions;

•	employing a defensive investment approach focused on long-term credit performance and principal protection;

•

focusing primarily on debt investments in a broad array of private U.S. companies, including middle-market companies, which we define as companies with annual revenue of $50 million to $2.5 billion at the time of investment. In many market environments, we believe such a focus offers an opportunity for superior risk adjusted returns;

•	investing primarily in established, stable enterprises with positive cash flows; and

•	maintaining rigorous portfolio monitoring, in an attempt to anticipate and pre-empt negative credit events within our portfolio.

We anticipate that our portfolio will be comprised primarily of investments in senior secured loans and second lien secured loans of private middle-market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC IV Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments. Prior to raising sufficient capital, we may make smaller investments than we expect to make once we raise sufficient capital due to liquidity constraints. Once we raise sufficient capital, we expect that our investments will generally range between $5,000 and $150,000 each, although investments may vary proportionately as the size of our capital base changes and will ultimately be at the discretion of FSIC IV Advisor, subject to oversight by our board of directors.

The senior secured loans, second lien secured loans and senior secured bonds in which we invest generally have stated terms of three to seven years and any subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security we may hold in our portfolio. Our debt investments may be rated by a nationally recognized statistical rating organization, or NRSRO, and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc., or Moody’s, or lower than “BBB-” by Standard & Poor’s Ratings Services, or S&P). We will also invest in non-rated debt securities.

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FSIC IV Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the U.S. Securities and Exchange Commission, or the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief to our affiliates, upon which we may rely, and which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and any future BDCs that are advised by FSIC IV Advisor or its affiliated investment advisers, or collectively our co-investment affiliates. We believe this relief will enhance our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because our affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we are permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

While a BDC may list its shares for trading in the public markets, we have currently elected not to do so. We believe that a non-traded structure is more appropriate during our offering stage due to the long-term nature of the assets in which we invest. This structure allows us to operate with a long-term view, similar to that of other types of private investment funds, instead of managing to quarterly market expectations. While the offering price for a class, which will exceed the net asset value per share for such class, is subject to adjustment in accordance with the 1940 Act and our share pricing policy, because our shares will not be listed on a national securities exchange, our stockholders will not be subject to the daily share price volatility associated with the public markets. However, the net asset value of our shares may be volatile. See “Item 1A. Risk Factors—Risks Related to Our Continuous Public Offering and an Investment in Our Common Stock.”

To provide our stockholders with limited liquidity, we intend to conduct quarterly tender offers pursuant to our share repurchase program beginning with the second quarter of 2016, which is the first full calendar quarter following the date that we satisfied the minimum offering requirement. We are not obligated to repurchase shares and, if we do so, shares will be repurchased at the net offering price in effect as of the date of such repurchase. This will be the only method by which our stockholders may obtain liquidity prior to a liquidity event. See “Share Repurchase Program.” Therefore, stockholders may not be able to sell their shares promptly or at a desired price. If stockholders are able to sell their shares, it is likely they will have to sell them at a significant discount to their purchase price.

We do not currently intend to list our shares on an exchange and do not expect a public market to develop for them in the foreseeable future. We intend to seek to complete a liquidity event within five to seven years following the completion of our offering stage; however, the offering period may extend for an indefinite period if we obtain a satisfactory exemptive order from the SEC. Accordingly, stockholders should consider that they may not have access to the money they invest for an indefinite period of time until we complete a liquidity event. We will view our offering stage as complete as of the termination date of our most recent public equity offering if we have not conducted a public equity offering in any continuous two-year period. In addition, shares of BDCs listed on a national securities exchange frequently trade at a discount to net asset value. If we determine to pursue a listing of our shares on a national securities exchange, stockholders, including those who purchase shares at the offering price, may experience a loss on their investment if they sell their shares at a time when our shares are trading at a discount to net asset value. This risk is separate and distinct from the risk that our net asset value will decrease. There can be no assurance that we will be able to complete a liquidity event. See “Item 1A. Risk Factors—Risks Related to Our Continuous Public Offering and an Investment in Our Common Stock.”

Status of Our Continuous Public Offering

Since commencing our continuous public offering and through March 1, 2016, we have issued 1,415,677 shares of Class T common stock for gross proceeds of $14,825, including Class T common stock issued under our distribution reinvestment plan. As of March 1, 2016, we had raised total gross proceeds of $15,025, including $200 of seed capital contributed by the principal of FSIC IV Advisor in February 2015 and $8,119 in gross proceeds raised from the principal of FSIC IV Advisor, certain members of our board of directors and other individuals and entities affiliated with FSIC IV Advisor and GDFM.

About FSIC IV Advisor

FSIC IV Advisor is a subsidiary of our affiliate, Franklin Square Holdings, L.P., or Franklin Square Holdings, a national sponsor of alternative investments designed for the individual investor. FSIC IV Advisor is registered as an investment adviser with the SEC under the Advisers Act and is led by substantially the same personnel that form the investment and operations teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC and FS Global Advisor, LLC. FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC and FSIC III Advisor, LLC are registered investment advisers that manage Franklin Square Holdings’ four other affiliated BDCs, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and FS Investment Corporation III, respectively. FS Global Advisor, LLC is a registered investment adviser that manages Franklin Square Holdings’ affiliated closed-end management investment company, FS Global Credit Opportunities Fund.

In addition to managing our investments, the managers, officers and other personnel of FSIC IV Advisor also currently manage the following entities through affiliated investment advisers:

Name	Entity	Investment Focus	Gross Assets(1)
FS Investment Corporation	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$4,149,663
FS Investment Corporation II(2)	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$5,032,346
FS Investment Corporation III	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$3,058,486
FS Energy and Power Fund	BDC	Primarily invests in debt and income-oriented equity securities of private U.S. companies in the energy and power industry.	$3,499,419
FS Global Credit Opportunities Fund(3)	Closed-end management investment company	Primarily invests in secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments.	$1,303,793

(1)	As of December 31, 2015, except as otherwise noted below.
(2)	As of September 30, 2015.
(3)	Two funds affiliated with FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—A and FS Global Credit Opportunities Fund—D, or together, the FSGCOF Offered Funds, which are affiliated funds that have the same investment objectives and strategies as FS Global Credit Opportunities Fund, currently offer common shares of beneficial interest to the public and invest substantially all of the net proceeds of their respective offerings in FS Global Credit Opportunities Fund.

Our chairman, president and chief executive officer, Michael C. Forman, has led FSIC IV Advisor since its inception. In 2007, he co-founded Franklin Square Holdings with the goal of delivering alternative investment solutions, advised by what Franklin Square Holdings believes to be best-in-class institutional asset managers, to individual investors nationwide. In addition to leading FSIC IV Advisor, Mr. Forman currently serves as chairman, president and chief executive officer of FB Income Advisor, LLC, FS Investment Advisor, LLC, FS Energy and Power Fund, FSIC II Advisor, LLC, FS Investment Corporation II, FSIC III Advisor, LLC, FS Investment Corporation III, FS Global Advisor, LLC, FS Global Credit Opportunities Fund and the FSGCOF Offered Funds. Mr. Forman also serves as chairman and chief executive officer of FS Investment Corporation.

FSIC IV Advisor’s senior management team has significant experience in private lending and private equity investing, and has developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. The team also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. We believe that the active and ongoing participation by Franklin Square Holdings and its affiliates in the credit markets, and the depth of experience and disciplined investment approach of FSIC IV Advisor’s management team, will allow FSIC IV Advisor to successfully execute our investment strategy.

All investment decisions require the unanimous approval of FSIC IV Advisor’s investment committee, which is currently comprised of Mr. Forman, Gerald F. Stahlecker, Zachary Klehr and Sean Coleman. Our board of directors, including a majority of independent directors, oversees and monitors our investment performance and, beginning with the second anniversary of the effective date of the investment advisory and administrative services agreement, will annually review the investment advisory and administrative services agreement by and between us and FSIC IV Advisor, dated as of September 21, 2015, or investment advisory and administrative services agreement, and the investment sub-advisory agreement that FSIC III Advisor has entered into with GDFM to determine, among other things, whether the fees payable under such agreements are reasonable in light of the services provided.

About GDFM

From time to time, FSIC IV Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills that FSIC IV Advisor believes will aid it in achieving our investment objectives. FSIC IV Advisor has engaged GDFM to act as our investment sub-adviser. GDFM assists FSIC IV Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC IV Advisor according to guidelines set by FSIC IV Advisor. GDFM also serves as the investment sub-adviser to FS Investment Corporation, FS Investment Corporation II and FS Investment Corporation III. Furthermore, GDFM’s parent, GSO, serves as the investment sub-adviser to FS Energy and Power Fund and FS Global Credit Opportunities Fund. GDFM is a Delaware limited liability company with principal offices located at 345 Park Avenue, New York, New York 10154.

GDFM is a wholly-owned subsidiary of GSO. GSO is the credit platform of Blackstone, a leading global alternative asset manager. As of December 31, 2015, GSO and its affiliates, excluding Blackstone, managed approximately $79.1 billion of assets across multiple strategies and investment types within the leveraged finance marketplace, including leveraged loans, high-yield bonds, distressed, mezzanine and private equity. As investment sub-adviser, GDFM makes recommendations to FSIC IV Advisor in a manner that is consistent with its existing investment and monitoring processes.

Blackstone is a leading global alternative asset manager and provider of financial advisory services. It is one of the largest independent managers of private capital in the world, with assets under management of approximately $336.4 billion as of December 31, 2015. Blackstone’s alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and publicly traded closed-end mutual funds. Blackstone is a publicly traded limited partnership that has common units which trade on the New York Stock Exchange under the ticker symbol “BX.” Information about Blackstone and its various affiliates, including certain ownership, governance and financial information, is disclosed in Blackstone’s periodic filings with the SEC, which can be obtained from Blackstone’s website at http://ir.blackstone.com or the SEC’s website at www.sec.gov. Information contained on Blackstone’s website and in Blackstone’s filings with the SEC is not incorporated by reference into this annual report on Form 10-K and such information should not be considered to be part of this annual report on Form 10-K.

Market Opportunity

We believe that there are and will continue to be significant investment opportunities in the senior secured and second lien secured loan asset class, as well as investments in debt securities of middle-market companies.

Attractive Opportunities in Senior Secured and Second Lien Secured Loans

We believe that opportunities in senior secured and second lien secured loans are significant because of the variable rate structure of most senior secured debt issues and because of the strong defensive characteristics of this investment class. Given current market conditions, we believe that debt issues with variable interest rates often offer a superior return profile to fixed-rate securities, since variable interest rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment.

Senior secured debt also provides strong defensive characteristics. Because this debt has priority in payment among an issuer’s security holders (i.e., holders are due to receive payment before junior creditors and equityholders), they carry the least potential risk among investments in the issuer’s capital structure. Further, these investments are secured by the issuer’s assets, which may be seized in the event of a default, if necessary. They generally also carry restrictive covenants aimed at ensuring repayment before junior creditors, such as most types of unsecured bondholders, and other security holders and preserving collateral to protect against credit deterioration.

The chart below illustrates examples of the collateral used to secure senior secured and second lien secured debt.

Source: Moody’s Investors Service, Inc.

Opportunity in Middle-Market Private Companies

In addition to investing in senior secured and second lien secured loans generally, we believe that the market for lending to private companies, particularly middle-market private companies within the United States, is underserved and presents a compelling investment opportunity. We believe that the following characteristics support our belief:

Large Target Market

According to The U.S. Census Bureau, in its 2012 economic census, there were approximately 42,600 middle-market companies in the United States with annual revenues between $50 million and $2.5 billion, compared with approximately 1,350 companies with revenues greater than $2.5 billion. These middle-market companies represent, we believe, a significant portion of the growth segment of the U.S. economy and often require substantial capital investment to grow their businesses. Middle-market companies have generated a significant number of investment opportunities for investment programs managed by our affiliates and GDFM over the past several years, and we believe that this market segment will continue to produce significant investment opportunities for us.

Limited Investment Competition

Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle-market companies. As tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured loans to middle-market companies represented 7% of overall middle-market loan volume in 2015, up slightly from 4% in 2014 and down from early 20% in 2011. We believe this trend of reduced middle-market lending by financial institutions may continue as increased regulatory scrutiny as well as other regulatory changes may further reduce banks’ lending activities and may serve to reduce further the role banks play in providing capital to middle-market companies.

In addition, regulatory uncertainty regarding CLOs may limit financing available to middle-market companies. Risk retention and certain limitations placed on some banks’ ability to hold CLO securities may also inhibit future CLO creation and future lending to middle-market companies. CLOs represented 61.2% of the institutional investor base for broadly syndicated loans in 2015, as tracked by S&P Capital IQ LCD, and any decline in the formation of new CLOs will likely have broad implications for the senior secured loan marketplace and for middle-market borrowers.

We also believe that lending and originating new loans to middle-market companies, which are often private, generally requires a greater dedication of the lender’s time and resources compared to lending to larger companies, due in part to the smaller size of each investment and the often fragmented nature of information available from these companies. Further, many investment firms lack the breadth and scale necessary to identify investment opportunities, particularly in regards to directly originated investments in middle-market companies, and thus we believe that attractive investment opportunities are often overlooked. In addition, middle-market companies may require more active monitoring and participation on the lender’s part. We believe that many large financial organizations, which often have relatively high cost structures, are not suited to deal with these factors and instead emphasize services and transactions to larger corporate clients with a consequent reduction in the availability of financing to middle-market companies.

Attractive Market Segment

We believe that the underserved nature of such a large segment of the market can at times create a significant opportunity for investment. In many environments, we believe that middle-market companies are more likely to offer attractive economics in terms of transaction pricing, up-front and ongoing fees, prepayment penalties and security features in the form of stricter covenants and quality collateral than loans to larger companies. In addition, as compared to larger companies, middle-market companies often have simpler capital structures and carry less leverage, thus aiding the structuring and negotiation process and allowing us greater flexibility in structuring favorable transactions. We believe that these factors will result in advantageous conditions in which to pursue our investment objectives of generating current income and, to a lesser extent, long-term capital appreciation.

Characteristics of and Risks Related to Investments in Private Companies

We invest primarily in the debt of private middle-market U.S. companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt securities that we hold. Second, the investments themselves may often be illiquid. The securities of most of the companies in which we invest are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, our directly originated investments generally will not be traded on any secondary market and a trading market for such investments may not develop. These securities may also be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FSIC IV Advisor and/or GDFM to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved in, investing in these companies, and to determine the optimal time to exit an investment. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.

Investment Strategy

Our principal focus is to invest in senior secured and second lien secured loans of private middle-market U.S. companies, and to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC IV Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

When identifying prospective portfolio companies, we focus primarily on the attributes set forth below, which we believe will help us generate higher total returns with an acceptable level of risk. While these criteria provide general guidelines for our investment decisions, we caution investors that, if we believe the benefits of investing are sufficiently strong, not all of these criteria necessarily will be met by each prospective portfolio company in which we choose to invest. These attributes are:

•

Leading, Defensible Market Positions. We seek to invest in companies that have developed what we believe to be strong positions within their respective markets and exhibit the potential to maintain sufficient cash flows and profitability to service our debt in a range of economic environments. We seek companies that can protect their competitive advantages through scale, scope, customer loyalty, product pricing or product quality versus their competitors, thereby minimizing business risk and protecting profitability.

•

Investing in Stable Companies With Positive Cash Flow. We seek to invest in established, stable companies with strong profitability and cash flows. Such companies, we believe, are well-positioned to maintain consistent cash flow to service and repay our loans and maintain growth in their businesses or market share. We do not intend to invest to any significant degree in start-up companies, turnaround situations or companies with speculative business plans.

•

Proven Management Teams. We focus on companies that have experienced management teams with an established track record of success. We typically prefer our portfolio companies to have proper incentives in place, which may include non-cash and performance-based compensation, to align management’s goals with ours.

•

Private Equity Sponsorship. Often we seek to participate in transactions sponsored by what we believe to be sophisticated and seasoned private equity firms. FSIC IV Advisor’s management team believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an endorsement of the quality of the investment. Further, by co-investing with such experienced private equity firms which commit significant sums of equity capital ranking junior in priority of payment to our debt investments, we may benefit from the due diligence review performed by the private equity firm, in addition to our own due diligence review. Further, strong private equity sponsors with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational or financial issues arise, which could provide additional protections for our investments.

•

Allocation Among Various Issuers and Industries. We seek to allocate our portfolio broadly among issuers and industries, thereby attempting to reduce the risk of a downturn in any one company or industry having a disproportionate adverse impact on the value of our portfolio.

•

Viable Exit Strategy. While we attempt to invest in securities that may be sold in a privately negotiated over-the-counter market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

In addition, in an order dated June 4, 2013, the SEC granted exemptive relief that, subject to the satisfaction of certain conditions, expands our ability to co-invest in certain privately negotiated investment transactions with our co-investment affiliates, which we believe may enhance our ability to further our investment objectives and strategy.

Potential Competitive Strengths

We believe that we offer investors the following potential competitive strengths:

Global Platform with Seasoned Investment Professionals

We believe that the breadth and depth of the experience of FSIC IV Advisor’s senior management team, together with the wider resources of GSO’s investment team, which is dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, as well as the specific expertise of GDFM, provide us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities.

Long-Term Investment Horizon

Our long-term investment horizon gives us great flexibility, which we believe allows us to maximize returns on our investments. Unlike most private equity and venture capital funds, as well as many private debt funds, we are not required to return capital to our stockholders once we exit a portfolio investment. We believe that freedom from such capital return requirements, which allows us to invest using a longer-term focus, provides us with the opportunity to increase total returns on invested capital, compared to other private company investment vehicles.

GDFM Transaction Sourcing Capability

FSIC IV Advisor seeks to leverage GDFM’s significant access to transaction flow. GDFM seeks to generate investment opportunities through syndicate and club deals (generally, investments made by a small group of investment firms) and, subject to regulatory constraints as discussed under “—Regulation,” and the allocation policies of GDFM and its affiliates, as applicable, also through GSO’s direct origination channels. GDFM also relies on its relationships with private equity sponsors, investment banks and commercial banks to source investment opportunities. These include significant contacts to participants in the credit and leveraged finance marketplace, which it can draw upon in sourcing investment opportunities for us. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GDFM’s origination channel, FSIC IV Advisor seeks to leverage the global presence of GSO to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of GDFM provides a significant pipeline of investment opportunities for us. GDFM also has a significant trading platform, which, we believe, allows us access to the secondary market for investment opportunities.

Disciplined, Income-Oriented Investment Philosophy

FSIC IV Advisor and GDFM employ a defensive investment approach focused on long-term credit performance and principal protection. This investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation.

Investment Expertise Across All Levels of the Corporate Capital Structure

FSIC IV Advisor and GDFM believe that their broad expertise and experience investing at all levels of a company’s capital structure enable us to manage risk while affording us the opportunity for significant returns on our investments. We attempt to capitalize on this expertise in an effort to produce and maintain an investment portfolio that will perform in a broad range of economic conditions.

Operating and Regulatory Structure

Our investment activities are managed by FSIC IV Advisor and supervised by our board of directors, a majority of whom are independent. Under the investment advisory and administrative services agreement, we have agreed to pay FSIC IV Advisor an annual base management fee based on the average weekly value of our gross assets and an incentive fee based on our performance. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” for a description of the fees we pay to FSIC IV Advisor.

From time to time, FSIC IV Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills or attributes that FSIC IV Advisor believes will aid it in achieving our investment objectives. FSIC IV Advisor has engaged GDFM to act as our investment sub-adviser. GDFM assists FSIC IV Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC IV Advisor according to guidelines set by FSIC IV Advisor.

FSIC IV Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSIC IV Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC IV Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

We reimburse FSIC IV Advisor for expenses necessary to perform services related to our administration and operations, including FSIC IV Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FSIC IV Advisor. The amount of this reimbursement is set at the lesser of (1) FSIC IV Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSIC IV Advisor allocates the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of FSIC IV Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors, among other things, compares the total amount paid to FSIC IV Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FSIC IV Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC IV Advisor.

We have contracted with State Street Bank and Trust Company, or State Street, to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by FSIC IV Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.

As a BDC, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt will be limited in certain significant respects pursuant to the 1940 Act. Within the limits of existing regulation, we will adjust our use of debt, according to market conditions, to the level we believe will allow us to generate maximum risk-adjusted returns. We intend to elect to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code.

Investment Types

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle-market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC IV Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure, where returns tend to be stronger in a more stable or growing economy, but less secure in weak economic environments. Below is a diagram illustrating where these investments lie in a typical portfolio company’s capital structure. Senior secured debt is situated at the top of the capital structure and typically has the first claim on the assets and cash flows of the company, followed by second lien secured debt, subordinated debt, preferred equity and, finally, common equity. Due to this priority of cash flows, an investment’s risk increases as it moves further down the capital structure. Investors are usually compensated for this risk associated with junior status in the form of higher returns, either through higher interest payments or potentially higher capital appreciation. We rely on FSIC IV Advisor’s and GDFM’s experience to structure investments, possibly using all levels of the capital structure, which we believe will perform in a broad range of economic environments.

Senior Secured Loans

Senior secured loans are situated at the top of the capital structure. Because these loans generally have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Generally, we expect that the interest rate on our senior secured loans typically will have variable rates ranging between 6.0% and 10.0% over a standard benchmark, such as the prime rate or the London Interbank Offered Rate, or LIBOR.

Second Lien Secured Loans

Second lien secured loans are immediately junior to senior secured loans and have substantially the same maturities, collateral and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower, which means that any realization of collateral will generally be applied to pay senior secured loans in full before second lien secured loans are paid and the value of the collateral may not be sufficient to repay in full both senior secured loans and second lien secured loans. In return for this junior ranking, second lien secured loans generally offer higher returns compared to senior secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with subordinated loans. Generally, we expect these loans to carry a fixed rate, or a floating current yield of 9.0% to 12.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.

Senior Secured Bonds

Senior secured bonds are generally secured by collateral on a senior, pari passu or junior basis with other debt instruments in an issuer’s capital structure and have similar maturities and covenant structures as senior secured loans. Generally, we expect these investments to carry a fixed rate of 8.0% to 14.0%.

Subordinated Debt

In addition to senior secured loans, second lien secured loans and senior secured bonds, we may invest a portion of our assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to senior debt and are often unsecured, but are situated above preferred equity and common equity in the capital structure. In return for their junior status compared to senior debt, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed rate or a floating current yield of 7.5% to 14.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.

Equity and Equity-Related Securities

While we intend to maintain our focus on investments in debt securities, from time to time, when we see the potential for extraordinary gain, or in connection with securing particularly favorable terms in a debt investment, we may enter into investments in preferred or common equity, typically in conjunction with a private equity sponsor we believe to be sophisticated and seasoned. In addition, we typically receive the right to make equity investments in a portfolio company whose debt securities we hold in connection with the next equity financing round for that company. This right may provide us with the opportunity to further enhance our returns over time through equity investments in our portfolio companies. In addition, we may hold equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, generally obtained in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to repurchase the equity-related securities we hold. With respect to any preferred or common equity investments, we expect to target an annual investment return of at least 15%.

Non-U.S. Securities

We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act.

Collateralized Loan Obligations

We may invest in CLOs, which are a form of securitization where payments from multiple loans are pooled together. Investors may purchase one or more tranches of a CLO and each tranche typically reflects a different level of seniority in payment from the CLO.

Other Securities

We may also invest from time to time in derivatives, including total return swaps and credit default swaps. We anticipate that any use of derivatives would primarily be as a substitute for investing in conventional securities.

Cash and Cash Equivalents

We may maintain a certain level of cash or equivalent instruments to make follow-on investments, if necessary, in existing portfolio companies or to take advantage of new opportunities.

Comparison of Targeted Debt Investments to Corporate Bonds

Loans to private companies are debt instruments that can be compared to corporate bonds to aid an investor’s understanding. As with corporate bonds, loans to private companies can range in credit quality depending on security-specific factors, including total leverage, amount of leverage senior to the security in question, variability in the issuer’s cash flows, the quality of assets securing debt and the degree to which such assets cover the subject company’s debt obligations. As is the case in the corporate bond market, we will require greater returns for securities that we perceive to carry increased risk. The companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in many cases, will not be rated by national rating agencies. When our targeted debt investments do carry ratings from a NRSRO, we believe that such ratings generally will be below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P). To the extent we make unrated investments, we believe that such investments would likely receive similar ratings if they were to be examined by a NRSRO. Compared to below-investment grade corporate bonds that are typically available to the public, our targeted senior secured and second lien secured loan investments are higher in the capital structure, have priority in receiving payment, are secured by the issuer’s assets, allow the lender to seize collateral if necessary, and generally exhibit higher rates of recovery in the event of default. Corporate bonds, on the other hand, are often unsecured obligations of the issuer.

The market for loans to private companies possesses several key differences compared to the corporate bond market. For instance, due to a possible lack of debt ratings for certain middle-market firms, and also due to the reduced availability of information for private companies, investors must conduct extensive due diligence investigations before committing to an investment. This intensive due diligence process gives the investor significant access to management, which is often not possible in the case of corporate bondholders, who rely on underwriters, debt rating agencies and publicly available information for due diligence reviews and monitoring of corporate issuers. While holding these investments, private debt investors often receive monthly or quarterly updates on the portfolio company’s financial performance, along with possible representation on the company’s board of directors, which allows the investor to take remedial action quickly if conditions happen to deteriorate. Due to reduced liquidity, the relative scarcity of capital and extensive due diligence and expertise required on the part of the investor, we believe that private debt securities typically offer higher returns than corporate bonds of equivalent credit quality.

Sources of Income

The primary means through which our stockholders will receive a return of value is through interest income, dividends and capital gains generated by our investments. In addition to these sources of income, we may receive fees paid by our portfolio companies, including one-time closing fees paid at the time each investment is made. Closing fees typically range from 1.0% to 2.0% of the purchase price of an investment. In addition, we may generate revenues in the form of non-recurring commitment, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees and performance-based fees.

Risk Management

We seek to limit the downside potential of our investment portfolio by:

•	applying our investment strategy guidelines for portfolio investments;

•	requiring a total return on investments (including both interest and potential appreciation) that adequately compensates us for credit risk;

•	allocating our portfolio among various issuers and industries, size permitting, with an adequate number of companies, across different industries, with different types of collateral; and

•	negotiating or seeking debt investments with covenants or features that protect us while affording portfolio companies flexibility in managing their businesses consistent with preservation of capital, which may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights.

We may also enter into interest rate hedging transactions at the sole discretion of FSIC IV Advisor. Such transactions will enable us to selectively modify interest rate exposure as market conditions dictate.

Affirmative Covenants

Affirmative covenants require borrowers to take actions that are meant to ensure the solvency of the company, facilitate the lender’s monitoring of the borrower, and ensure payment of interest and loan principal due to lenders. Examples of affirmative covenants include covenants requiring the borrower to maintain adequate insurance, accounting and tax records, and to produce frequent financial reports for the benefit of the lender.

Negative Covenants

Negative covenants impose restrictions on the borrower and are meant to protect lenders from actions that the borrower may take that could harm the credit quality of the lender’s investments. Examples of negative covenants include restrictions on the payment of dividends and restrictions on the issuance of additional debt without the lender’s approval. In addition, certain covenants restrict a borrower’s activities by requiring it to meet certain earnings interest coverage ratio and leverage ratio requirements. These covenants are also referred to as financial or maintenance covenants.

Investment Process

The investment professionals employed by FSIC IV Advisor and GDFM have spent their careers developing the resources necessary to invest in private companies. Our transaction process is highlighted below.

Sourcing

In order to source transactions, FSIC IV Advisor seeks to leverage GDFM’s significant access to transaction flow, along with GDFM’s trading platform. GDFM seeks to generate investment opportunities through its trading platform, through syndicate and club deals, through relationships with investment banks, which may be exclusive to GDFM, and, subject to regulatory constraints and the allocation policies of GDFM and its affiliates, as applicable, through GSO’s direct origination channels. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. GDFM may compensate certain brokers or other financial services firms out of its own profits or revenues for services provided in connection with the identification of appropriate investment opportunities. With respect to GDFM’s origination channel, FSIC IV Advisor seeks to leverage the global presence of GSO to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of GDFM provides a significant pipeline of investment opportunities for us.

Evaluation

Initial Review. In its initial review of an investment opportunity to present to FSIC IV Advisor, GDFM’s transaction team examines information furnished by the target company and external sources, including rating agencies, if applicable, to determine whether the investment meets our basic investment criteria and other guidelines specified by FSIC IV Advisor, within the context of proper allocation of our portfolio among various issuers and industries, and offers an acceptable probability of attractive returns with identifiable downside risk. For the majority of securities available on the secondary market, a comprehensive analysis is conducted and continuously maintained by a dedicated GDFM research analyst, the results of which are available for the transaction team to review. In the case of a directly originated transaction, FSIC IV Advisor and GDFM conduct detailed due diligence investigations as necessary.

Credit Analysis/Due Diligence. Before undertaking an investment, the transaction teams from FSIC IV Advisor and GDFM conduct a thorough due diligence review of the opportunity to ensure the company fits our investment strategy, which may include:

•	a full operational analysis to identify the key risks and opportunities of the target’s business, including a detailed review of historical and projected financial results;

•	a detailed analysis of industry dynamics, competitive position, regulatory, tax and legal matters;

•	on-site visits, if deemed necessary;

•	background checks to further evaluate management and other key personnel;

•	a review by legal and accounting professionals, environmental or other industry consultants, if necessary;

•	financial sponsor due diligence, including portfolio company and lender reference checks, if necessary; and

•	a review of management’s experience and track record.

When possible, our advisory team seeks to structure transactions in such a way that our target companies are required to bear the costs of due diligence, including those costs related to any outside consulting work we may require.

Execution

Recommendation. FSIC IV Advisor has engaged GDFM to identify and recommend investment opportunities for its approval. GDFM seeks to maintain a defensive approach toward its investment recommendations by emphasizing risk control in its transaction process, which includes (i) the pre-review of each opportunity by one of its portfolio managers to assess the general quality, value and fit relative to our portfolio, (ii) where possible, transaction structuring with a focus on preservation of capital in varying economic environments and (iii) ultimate approval of investment recommendations by GDFM’s investment committee.

Approval. After completing its internal transaction process, GDFM makes formal recommendations for review and approval by FSIC IV Advisor. In connection with its recommendation, it transmits any relevant underwriting material and other information pertinent to the decision-making process. In addition, GDFM makes its staff available to answer inquiries by FSIC IV Advisor in connection with its recommendations. The consummation of a transaction requires unanimous approval of the members of FSIC IV Advisor’s investment committee.

Monitoring

Portfolio Monitoring. FSIC IV Advisor, with the help of GDFM, monitors our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, FSIC IV Advisor and GDFM work closely with, as applicable, the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

Typically, FSIC IV Advisor and GDFM will receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. FSIC IV Advisor and GDFM will use this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects. GDFM may rely on brokers or other financial services firms that may help identify potential investments from time to time for assistance in monitoring these investments.

In addition to various risk management and monitoring tools, FSIC IV Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FSIC IV Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.

2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.

3	Performing investment requiring closer monitoring.

4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.

5	Underperforming investment with expected loss of interest and some principal.

FSIC IV Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with valuing our assets, our board of directors reviews these investment ratings on a quarterly basis. In the event that our advisory team determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, FSIC IV Advisor will attempt to sell the asset in the secondary market, if applicable, or to implement a plan to attempt to exit the investment or to correct the situation.

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Valuation Process. Each quarter, we value investments in our portfolio, and such values are disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors determines the fair value of such investments in good faith, utilizing the input of our valuation committee, FSIC IV Advisor and any other professionals or materials that our board of directors deems worthy and relevant, including GDFM and independent third-party valuation services, if applicable. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Managerial Assistance. As a BDC, we must offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, FSIC IV Advisor or GDFM will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than FSIC IV Advisor or GDFM, will retain any fees paid for such assistance.

Exit

While we attempt to invest in securities that may be sold in a privately negotiated over-the-counter market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

Regulation

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of our directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our voting securities.

We will generally not be able to issue and sell shares of any class of our common stock at a price per share, after deducting upfront selling commissions, if any, that is below the net asset value per share of the applicable class. See “Item 1A. Risk Factors—Risks Related to Business Development Companies—Regulations governing our operation as a BDC and a RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of any class of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of any class of our common stock at a price below the net asset value per share of such class in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief to our affiliates, upon which we may rely, and which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. Under the terms of this relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategy. We believe this relief may enhance our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because our affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we are permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:

1.	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

a.	is organized under the laws of, and has its principal place of business in, the United States;

b.	is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

c.	satisfies any of the following:

i.	does not have any class of securities that is traded on a national securities exchange;

ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

iii.	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

iv.	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

2.	Securities of any eligible portfolio company that we control.

3.	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

4.	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

5.	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

6.	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

For purposes of Section 55(a) under the 1940 Act, we will treat each loan underlying the total return swap, or TRS, entered into on January 19, 2016 between our wholly-owned financing subsidiary Cheltenham Funding LLC, or Cheltenham Funding, and Citibank, N.A., or Citibank, as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the asset diversification tests in order to qualify as a RIC for U.S. federal income tax purposes as described below under “—Taxation as a RIC.” Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. FSIC IV Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Related to Debt Financing” and “Item 1A. Risk Factors—Risks Related to Business Development Companies.”

For purposes of the asset coverage ratio test applicable to us as a BDC, we will treat the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by Cheltenham Funding under the TRS, as a senior security for the life of that instrument. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

Code of Ethics

We and FSIC IV Advisor have each adopted a code of ethics pursuant to Rule 17j-1 promulgated under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the codes may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with each code’s requirements. Our and FSIC IV Advisor’s codes of ethics are attached as exhibits to our registration statement on Form N-2 (File No. 333-204239) pertaining to the public offering of our common stock filed on September 11, 2015. Stockholders may also read and copy these codes of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Stockholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is available on our website at www.franklinsquare.com and on the EDGAR Database on the SEC’s Internet site at www.sec.gov. Stockholders may also obtain a copy of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, at 100 F Street, N.E., Washington, D.C. 20549.

Compliance Policies and Procedures

We and FSIC IV Advisor have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer and the chief compliance officer of FSIC IV Advisor are responsible for administering these policies and procedures.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to FSIC IV Advisor. The proxy voting policies and procedures of FSIC IV Advisor are set forth below. The guidelines are reviewed periodically by FSIC IV Advisor and our independent directors, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, FSIC IV Advisor has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the investment advisory clients of FSIC IV Advisor are intended to comply with Section 206 of, and Rule 206(4)-6 promulgated under, the Advisers Act.

FSIC IV Advisor will vote proxies relating to our securities in the best interest of its clients’ stockholders. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by its clients. Although FSIC IV Advisor will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

The proxy voting decisions of FSIC IV Advisor are made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how FSIC IV Advisor intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Stockholders may obtain information, without charge, regarding how FSIC IV Advisor voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, FS Investment Corporation IV, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112 or by calling us collect at (215) 495-1150.

Other

We will be periodically examined by the SEC for compliance with the 1940 Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misconduct, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

Securities Exchange Act and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including the filing of annual, quarterly and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•

pursuant to Rule 13a-14 promulgated under the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

•

pursuant to Rule 13a-15 promulgated under the Exchange Act, beginning with our fiscal year ending December 31, 2016, our management will be required to prepare a report regarding its assessment of our internal control over financial reporting.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and take actions necessary to ensure that we are in compliance therewith. In addition, we intend to voluntarily comply with Section 404(b) of the Sarbanes-Oxley Act, and will engage our independent registered public accounting firm to audit our internal control over financial reporting.

Taxation as a RIC

We intend to elect to be subject to tax as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute each tax year as distributions to our stockholders. To qualify for and maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each tax year, distributions generally of an amount at least equal to 90% of our “investment company taxable income,” which is generally the sum of our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid, or the Annual Distribution Requirement.

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our income or capital gains we distribute (or are deemed to distribute) as distributions to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) as distributions to our stockholders.

As a RIC, we will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute distributions in a timely manner to our stockholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax, or the Excise Tax Avoidance Requirement. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared. We generally will endeavor in each tax year to avoid any material U.S. federal excise tax on our earnings.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each tax year;

•

derive in each tax year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly-traded partnerships,” or other income derived with respect to our business of investing in such stock or other securities, or the 90% Income Test; and

•	diversify our holdings so that at the end of each quarter of the tax year:

•

at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and

•

no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships,” or the Diversification Tests.

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each tax year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current tax year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expense for tax purposes.

We invest a portion of our net assets in below investment grade instruments. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt instruments in a bankruptcy or workout context are taxable. We will address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income to avoid any material U.S. federal income or excise tax.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the tax year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell or otherwise dispose of some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell or otherwise dispose of assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “—Regulation—Senior Securities.” Moreover, our ability to sell or otherwise dispose of assets to meet the Annual Distribution Requirement may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we sell or otherwise dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in our receiving assets that give rise to non-qualifying income for purposes of the 90% Income Test or otherwise would not count toward satisfying the Diversification Tests.

Some of the income that we might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify us as a RIC for failure to satisfy the 90% Income Test, one or more subsidiary entities treated as U.S. corporations for U.S. federal income tax purposes may be employed to earn such income and (if applicable) hold the related asset. Such subsidiary entities will be required to pay U.S. federal income tax on their earnings, which ultimately will reduce the yield to our stockholders on such fees and income.

Employees

We do not currently have any employees. Each of our executive officers is a principal, officer or employee of FSIC IV Advisor, which manages and oversees our investment operations. In the future, FSIC IV Advisor may retain additional investment personnel based upon its needs.

Available Information

For so long as our charter requires, within 60 days after the end of each fiscal quarter, we will distribute our quarterly report on Form 10-Q to all stockholders of record and to the state securities administrator in each state in which we offer or sell securities. In addition, for so long as our charter requires, we will distribute our annual report on Form 10-K to all stockholders and to the state securities administrator in each state in which we offer or sell securities within 120 days after the end of each fiscal year. These reports will also be available on our website at www.franklinsquare.com and on the SEC’s website at www.sec.gov. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and stockholders should not consider information contained on our website to be part of this annual report on Form 10-K.

We file with or submit to the SEC annual, quarterly and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available free of charge by calling us collect at (215) 495-1150 or on our website at www.franklinsquare.com. Information contained on our website is not incorporated into this annual report on Form 10-K and such information should not be considered to be part of this annual report on Form 10-K. Stockholders also may inspect and copy these reports, proxy statements and other information, as well as this annual report on Form 10-K and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Such information is also available from the EDGAR database on the SEC’s web site at www.sec.gov. Stockholders also can obtain copies of such information, after paying a duplicating fee, by sending a request by e-mail to publicinfo@sec.gov or by writing the SEC’s Public Reference Branch, Office of Consumer Affairs and Information Services, Securities and Exchange Commission, Washington, D.C. 20549. Stockholders may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at (202) 551-8090.

Item 1A.	Risk Factors.

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, investors should consider carefully the following information before making an investment in our common stock. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our common stock could decline, and investors may lose all or part of their investment.

Risks Related to Our Continuous Public Offering and an Investment in Our Common Stock

Our shares are not listed on an exchange or quoted through a quotation system, and will not be for the foreseeable future, if ever. Therefore, if stockholders purchase shares in this offering, it is unlikely that they will be able to sell them and, if they are able to do so, it is unlikely that they will receive a full return of their invested capital.

Our shares are illiquid assets for which there is not a secondary market and it is not expected that any will develop in the foreseeable future. There can be no assurance that we will complete a liquidity event. A liquidity event could include: (1) a listing of our shares on a national securities exchange; (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation; or (3) a merger or another transaction approved by our board of directors in which our stockholders likely will receive cash or shares of a publicly traded company, including potentially a company that is an affiliate of us.

In addition, any shares repurchased pursuant to our share repurchase program may be purchased at a price which may reflect a discount from the purchase price stockholders paid for the shares being repurchased. If our shares are listed, we cannot assure stockholders that a public trading market will develop. In addition, a liquidity event involving a listing of our shares on a national securities exchange may include certain restrictions on the ability of stockholders to sell their shares. Further, even if we do complete a liquidity event, stockholders may not receive a return of all of their invested capital. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program” for a detailed description of our share repurchase program.

We are not obligated to complete a liquidity event by a specified date; therefore, it will be difficult for an investor to sell his or her shares.

A liquidity event could include: (1) a listing of our common stock on a national securities exchange; (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation; or (3) a merger or another transaction approved by our board of directors in which our stockholders likely will receive cash or shares of a publicly traded company, including potentially a company that is an affiliate of us. However, there can be no assurance that we will complete a liquidity event by a specified date or at all. If we do not successfully complete a liquidity event, liquidity for a stockholder’s shares will be limited to our share repurchase program, which we have no obligation to maintain.

FSIC IV Advisor may have an incentive to delay a liquidity event, which may result in actions that are not in the best interest of our stockholders.

Our dealer manager and its affiliates will pay certain amounts to advisors and selected broker-dealers at the time of purchase in connection with the distribution of shares of our common stock for the ongoing marketing, sale and distribution of such shares. A distribution fee will be payable by us to compensate our affiliated dealer manager and its affiliates for paying these amounts and for other expenses incurred by our dealer manager and selected broker-dealers related to the distribution and marketing of our Class T shares. This distribution fee will terminate upon a liquidity event. As such, FSIC IV Advisor, an affiliate of our dealer manager, may have an incentive to delay a liquidity event if such amounts receivable by our dealer manager have not been fully paid. A delay in a liquidity event may not be in the best interests of our stockholders.

Investors will not know the purchase price per share at the time they submit their subscription agreements and could receive fewer shares of common stock than anticipated if our board of directors determines to increase the offering price to comply with the requirement that we avoid selling shares of a class at a net offering price below the net asset value per share of such class.

The purchase price at which a stockholder purchases shares of a class will be determined at each weekly closing date to ensure that the sales price of such class, after deducting upfront selling commissions, if any, is equal to or greater than the net asset value per share of the applicable class. As a result, in the event of an increase in the net asset value per share of a class, the stockholder’s purchase price may be higher than the prior weekly closing price per share of such class, and therefore a stockholder may receive a smaller number of shares than if the stockholder had subscribed at the prior weekly closing price.

We are a new company and have a limited operating history.

We were formed on February 25, 2015 and formally commenced investment operations on January 6, 2016 after satisfying the minimum offering requirement of selling, in the aggregate, $1.0 million of our common stock to persons not affiliated with us or FSIC IV Advisor. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of our common stock could decline substantially.

As a new company with relatively few investments, our continuous public offering may be deemed to be a “blind pool” offering. An investor may not have the opportunity to evaluate historical data or assess our future investments prior to purchasing our shares.

Other than those investments reflected in the schedule of investments in our most recent financial statements at the time an investor subscribes for our shares, an investor will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning future investments we make using the proceeds from our continuous public offering prior to making a decision to purchase our shares. An investor must rely on FSIC IV Advisor and GDFM to implement our investment policies, to evaluate all of our investment opportunities and to structure the terms of our investments rather than evaluating our investments in advance of purchasing shares of our common stock. Because investors are not able to evaluate our investments in advance of purchasing our shares, our continuous public offering may entail more risk than other types of offerings. This additional risk may hinder an investor’s ability to achieve its own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

If we are unable to raise substantial funds in our ongoing, continuous “best efforts” public offering, we will be limited in the number and type of investments we may make, and the value of a stockholder’s investment in us may be reduced in the event our assets under-perform.

Our continuous public offering is being made on a best efforts basis, whereby the dealer manager and broker-dealers participating in the offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. In addition, if we do not receive a satisfactory exemptive order allowing us to issue multiple share classes prior to January 6, 2017, we will close the offering of Class T shares (other than shares issued under our distribution reinvestment plan) and will not issue additional share classes. Even though we have established a minimum size of our offering necessary for us to release funds from the escrow account and utilize subscription funds, such amount will not, by itself, be sufficient for us to purchase a portfolio of investments that meets our investment objectives and criteria. To the extent that less than the maximum number of shares is subscribed for, the opportunity for the allocation of our investments among various issuers and industries may be decreased, and the returns achieved on those investments may be reduced as a result of allocating all of our expenses over a smaller capital base. For additional information concerning our application for multi-class exemptive relief, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Information.”

The dealer manager in our continuous public offering may be unable to sell a sufficient number of shares for us to achieve our investment objectives.

The dealer manager for our continuous public offering is FS2 Capital Partners, LLC, or FS2. There is no assurance that our dealer manager will be able to sell a sufficient number of shares to allow us to have adequate funds to purchase a portfolio of investments allocated among various issuers and industries and generate income sufficient to cover our expenses. As a result, we may be unable to achieve our investment objectives and stockholders could lose some or all of the value of their investment.

Because the dealer manager for our continuous public offering is one of our affiliates, stockholders will not have the benefit of an independent due diligence review of us by our affiliated dealer manager, which is customarily performed in firm commitment underwritten offerings; the absence of an independent due diligence review by our affiliated dealer manager increases the risks and uncertainty faced as a stockholder.

The dealer manager for our continuous public offering is one of our affiliates. As a result, its due diligence review and investigation of us cannot be considered to be an independent review. Therefore, stockholders do not have the benefit of an independent review and investigation of our offering of the type normally performed by an unaffiliated, independent underwriter in a firm commitment underwritten public securities offering.

Our ability to successfully conduct our continuous public offering depends, in part, on the ability of the dealer manager to establish, operate and maintain a network of broker-dealers.

The success of our continuous public offering, and correspondingly our ability to implement our business strategy, depends upon the ability of the dealer manager to establish, operate and maintain a network of licensed securities broker-dealers and other agents to sell our shares. If the dealer manager fails to perform, we may not be able to raise adequate proceeds through our continuous public offering to implement our investment strategies. If we are unsuccessful in implementing our investment strategies, stockholders could lose all or a part of their investment.

Beginning with the second quarter of 2016, which is the first full calendar quarter following the date that we satisfied our minimum offering requirement, we intend to offer to repurchase shares of our common stock on a quarterly basis. Only a limited number of shares will be repurchased pursuant to our share repurchase program and, stockholders may not be able to sell all of their shares under our share repurchase program or recover the amount of their investment in those shares.

Beginning with the second quarter of 2016, which is the first full calendar quarter following the date that we satisfied our minimum offering requirement, we intend to commence tender offers to allow stockholders to tender their shares on a quarterly basis at the net offering price in effect for such class as of the date of repurchase. Our share repurchase program includes numerous restrictions that limit stockholders’ ability to sell their shares. We intend to limit the number of shares repurchased pursuant to our share repurchase program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the issuance of shares of our common stock under our distribution reinvestment plan, although at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the liquidation of investments as of the end of the applicable period to repurchase shares; (2) beginning with the second quarter of 2016, which is the first full calendar quarter in the year following the date that we satisfied the minimum offering requirement, we will limit the number of shares to be repurchased in any calendar year to 10.0% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each calendar quarter (though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above); (3) unless stockholders tender all of their shares, stockholders must tender at least 25% of the number of shares they have purchased and generally must maintain a minimum balance of $5,000, subsequent to submitting a portion of their shares for repurchase by us; and (4) to the extent that the number of shares tendered for repurchase exceeds the number of shares that we are able to repurchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Any of the foregoing limitations may prevent us from accommodating all repurchase requests made in any year. For example, our affiliate, FS Investment Corporation, commenced a share repurchase program in March 2010 with substantially similar terms as our share repurchase program. Because FS Investment Corporation had relatively few shares outstanding during the first year of its operations, the limitation described in clause (2) above resulted in fewer than all of the tendered shares being repurchased in two tender offers conducted by FS Investment Corporation in 2010.

In addition, our board of directors may amend, suspend or terminate the share repurchase program at any time. We will notify stockholders of such developments (1) in our quarterly reports or (2) by means of a separate mailing to stockholders, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, although we have adopted a share repurchase program, we have discretion to not repurchase shares, to suspend the share repurchase program and to cease repurchases. In addition, any shares repurchased pursuant to our share repurchase program may be purchased at a significant discount from the purchase price stockholders paid for the shares being repurchased and may be subject to a contingent deferred sales charge. The share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price. For additional details regarding the price at which we expect to purchase shares pursuant to our share repurchase program and the contingent deferred sales charge, see “—The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.” and “Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and the Issuer Purchases of Equity Securities—Share Repurchase Program.”

Additionally, our repurchase of shares will decrease our assets, and, therefore, will have the effect of increasing our expense ratio. Repurchase offers and the need to fund repurchase obligations may also affect our ability to be fully invested or force us to maintain a higher percentage of our assets in liquid investments, which may harm our investment performance.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.

When we make quarterly repurchase offers pursuant to our share repurchase program, we may offer to repurchase shares at a price that is lower than the price that stockholders paid for shares in our offering. As a result, to the extent investors have the ability to sell their shares to us as part of our share repurchase program, the price at which a stockholder may sell shares, which we expect will be at the net offering price in effect on the date of repurchase, may be lower than what an investor paid in connection with the purchase of shares in our offering.

In addition, in the event a stockholder chooses to participate in our share repurchase program, the stockholder will be required to provide us with notice of intent to participate prior to knowing what the repurchase price will be on the repurchase date. Although a stockholder will have the ability to withdraw a repurchase request prior to the expiration date of such tender offer, to the extent a stockholder seeks to sell shares to us as part of our share repurchase program, the stockholder will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.

Furthermore, if a stockholder tenders his or her shares for repurchase by us prior to the fifth anniversary of the date such shares were purchased or, if such shares were purchased prior to January 6, 2017, within the period from the date of purchase to February 1, 2022, such shares may be subject to a contingent deferred sales charge. For additional details regarding the contingent deferred sales charge, see “Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and the Issuer Purchases of Equity Securities—Share Repurchase Program.”

We may be unable to invest a significant portion of the net proceeds of our offering on acceptable terms in an acceptable timeframe.

Delays in investing the net proceeds of our offering may impair our performance. We cannot assure investors that we will be able to identify any investments that meet our investment objectives or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of our offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

In addition, even if GDFM identifies privately negotiated investment opportunities that meet our investment objectives, because we do not have exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we will be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance (i.e., where price is the only negotiated point) and the allocation policies of FSIC IV Advisor, GDFM and their respective affiliates.

Prior to investing in securities of portfolio companies, we invest the net proceeds of our continuous public offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objectives. As a result, any distributions that we pay while our portfolio is not fully invested in securities meeting our investment objectives may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objectives.

We may pay distributions from offering proceeds, borrowings or the sale of assets.

To the extent declared distributions exceed our net investment income or cash flow from operations, we may fund distributions from the uninvested proceeds of our continuous public offering or borrowings, and we have not established limits on the amount of funds we may use from these sources to make future distributions. We have also paid and may continue to pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Distributions from any of the aforementioned sources could reduce the amount of capital we ultimately invest in our portfolio companies.

A stockholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.

Our stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,100,000,000 shares of common stock. Pursuant to our charter, a majority of our entire board of directors may amend our charter to increase the number of authorized shares of stock without stockholder approval. After an investor purchases shares, our board of directors may elect to sell additional shares in the future, issue equity interests in private offerings or issue share-based awards to our independent directors or employees of FSIC IV Advisor. To the extent we issue additional equity interests after an investor purchases our shares, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, a stockholder may also experience dilution in the book value and fair value of his or her shares.

Our distributions to stockholders may be funded from expense reimbursements or waivers of investment advisory fees that are subject to repayment pursuant to our expense reimbursement agreement.

We expect that for a period of time following commencement of this offering, which time period may be significant, substantial portions of our distributions will be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC IV Advisor, that are subject to repayment by us within three years. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or Franklin Square Holdings and its affiliates continue to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by Franklin Square Holdings or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

Certain provisions of our charter and bylaws, as well as provisions of the Maryland General Corporation Law, could deter takeover attempts and have an adverse impact on the value of our common stock.

The Maryland General Corporation Law, or the MGCL, and our charter and bylaws contain certain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our company or the removal of our incumbent directors. Under the Business Combination Act of the MGCL, certain business combinations between us and an “interested stockholder” (defined generally to include any person who beneficially owns 10% or more of the voting power of our outstanding shares) or an affiliate thereof are prohibited for five years and thereafter are subject to special stockholder voting requirements, to the extent that such statute is not superseded by applicable requirements of the 1940 Act. However, our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any person to the extent that such business combination receives the prior approval of our board of directors, including a majority of our directors who are not interested persons as defined in the 1940 Act. Under the Control Share Acquisition Act of the MGCL, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by directors who are employees of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our common stock, but such provision may be repealed at any time (before or after a control share acquisition). However, we will amend our bylaws to repeal such provision (so as to be subject to the Control Share Acquisition Act) only if our board of directors determines that it would be in our best interests and if the staff of the SEC does not object to our determination that our being subject to the Control Share Acquisition Act does not conflict with the 1940 Act. The Business Combination Act (if our board of directors should repeal the resolution) and the Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

In addition, at any time that we have a class of equity securities registered under the Exchange Act and we have at least three independent directors, certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board or increasing the vote required to remove a director.

Moreover, our board of directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock; and our board of directors may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue.

These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the value of our common stock.

The net asset value of our common stock may fluctuate significantly.

The net asset value of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include: (i) changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs; (ii) loss of RIC status (once obtained) or BDC status; (iii) changes in earnings or variations in operating results; (iv) changes in the value of our portfolio of investments; (v) changes in accounting guidelines governing valuation of our investments; (vi) any shortfall in revenue or net income or any increase in losses from levels expected by investors; (vii) departure of our investment adviser or sub-adviser or certain of their respective key personnel; (viii) general economic trends and other external factors; and (ix) loss of a major funding source.

Risks Related to Our Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

Our investments in senior secured loans, second lien secured loans, senior secured bonds, subordinated debt and equity of private U.S. companies, including middle-market companies, may be risky and there is no limit on the amount of any such investments in which we may invest.

Senior Secured Loans, Second Lien Secured Loans and Senior Secured Bonds. There is a risk that any collateral pledged by portfolio companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent our debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. In addition, second lien secured debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien secured debt is paid. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should we be forced to enforce our remedies.

Subordinated Debt. Our subordinated debt investments will generally rank junior in priority of payment to senior debt and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Because we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

Equity Investments. We may make select equity investments. In addition, in connection with our debt investments, we on occasion may receive equity interests such as warrants or options as additional consideration. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Non-U.S. Securities. We may invest in non-U.S. securities, which may include securities denominated in U.S dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidences of ownership of such securities usually are held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to stockholders located outside the country of the issuer, whether from currency blockage or otherwise. Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations.

In addition, we may invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any proceeds. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

If one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or in instances where we exercise control over the borrower or render significant managerial assistance.

We generally will not control our portfolio companies.

We do not expect to control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

We are exposed to risks associated with changes in interest rates.

We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, have a material adverse effect on our investment objectives and our rate of return on invested capital. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any.

Interest rates have recently been at or near historic lows. In the event of a rising interest rate environment, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, fixed rate debt instruments may decline in value because the fixed rates of interest paid thereunder may be below market interest rates.

Second priority liens on collateral securing debt investments that we make in our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain debt investments that we make in portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by such company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against such company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the debt investments we make in our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

Our investments in CLOs may be riskier than a direct investment in the debt or other securities of the underlying companies.

When investing in CLOs, we may invest in any level of a CLO’s subordination chain, including subordinated (lower-rated) tranches and residual interests (the lowest tranche). CLOs are typically highly levered and therefore, the junior debt and equity tranches that we may invest in are subject to a higher risk of total loss and deferral or nonpayment of interest than the more senior tranches to which they are subordinated. In addition, we will generally have the right to receive payments only from the CLOs, and will generally not have direct rights against the underlying borrowers or entities that sponsored the CLOs. Furthermore, the investments we make in CLOs are at times thinly traded or have only a limited trading market. As a result, investments in such CLOs may be characterized as illiquid securities.

A covenant breach by our portfolio companies may harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Investing in middle-market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.

Investments in middle-market companies involve some of the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that they:

•

may have limited financial resources and may be unable to meet the obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral pledged under such securities and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•

have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•

are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•

generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers and directors, and members of FSIC IV Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

We may not realize gains from our equity investments.

Certain investments that we may make may include equity related securities, such as rights and warrants that may be converted into or exchanged for common stock or the cash value of the common stock. In addition, we may make direct equity investments in portfolio companies. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We may also be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may be unable to exercise any put rights we acquire, which grant us the right to sell our equity securities back to the portfolio company, for the consideration provided in our investment documents if the issuer is in financial distress.

Investment strategies focused primarily on privately held companies present certain challenges, including the lack of available information about these companies.

Our investments are primarily in privately held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt securities that we hold. Second, the investments themselves often may be illiquid. The securities of most of the companies in which we invest are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FSIC IV Advisor and/or GDFM to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules and regulations that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

A lack of liquidity in certain of our investments may adversely affect our business.

We invest in certain companies whose securities are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

We may not have the funds or ability to make additional investments in our portfolio companies.

We may not have the funds or ability to make additional investments in our portfolio companies. After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

Our investments may include original issue discount instruments.

To the extent that we invest in original issue discount instruments and the accretion of original issue discount constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•	Original issue discount instruments may have unreliable valuations because the accruals require judgments about collectability;

•

For accounting purposes, cash distributions to investors representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;

•	The deferral of PIK interest may have a negative impact on liquidity, as it represents non-cash income that may require cash distributions to stockholders in order to maintain our RIC election; and

•	Original issue discount may create a risk of non-refundable cash payments to FSIC IV Advisor based on non-cash accruals that may never be realized.

We have entered into a total return swap agreement which exposes us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

Our wholly-owned financing subsidiary, Cheltenham Funding, has entered into a TRS for a portfolio of senior secured floating rate loans with Citibank. See “Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations—Recent Developments—Citibank Total Return Swap” for a more detailed discussion of the terms of the TRS between Cheltenham Funding and Citibank.

A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements.

The TRS with Citibank enables us, through our ownership of Cheltenham Funding, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Cheltenham Funding borrowing funds to acquire loans and incurring interest expense to a lender.

The TRS is subject to market risk, liquidity risk and risk of imperfect correlation between the value of the TRS and the loans underlying the TRS. In addition, we may incur certain costs in connection with the TRS that could in the aggregate be significant.

A TRS is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In the case of the TRS with Citibank, Cheltenham Funding is required to post cash collateral amounts to secure its obligations to Citibank under the TRS. Citibank, however, is not required to collateralize any of its obligations to Cheltenham Funding under the TRS. Cheltenham Funding bears the risk of depreciation with respect to the value of the loans underlying the TRS and is required under the terms of the TRS to post additional collateral on a dollar-for-dollar basis in the event of depreciation in the value of the underlying loans after such value decreases below a specified amount. The amount of collateral required to be posted by Cheltenham Funding is determined primarily on the basis of the aggregate value of the underlying loans.

The limit on the additional collateral that Cheltenham Funding may be required to post pursuant to the agreements between Cheltenham Funding and Citibank that collectively establish the TRS, which agreements are collectively referred to herein as the TRS Agreement, is equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by Cheltenham Funding (determined without consideration of the initial cash collateral posted for each loan included in the TRS). Cheltenham Funding’s maximum liability under the TRS is the amount of any decline in the aggregate value of the loans subject to the TRS, less the amount of the cash collateral previously posted by Cheltenham Funding. Therefore, the absolute risk of loss with respect to the TRS is the notional amount of the TRS.

Included among the customary events of default and termination events in the TRS Agreement are: (a) a failure to satisfy the portfolio criteria or obligation criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (c) a default by Cheltenham Funding or us with respect to indebtedness in an amount equal to or greater than $0.1 million or $10.0 million, respectively; (d) Cheltenham Funding ceasing to be our wholly-owned subsidiary; (e) either us or Cheltenham Funding amending constituent documents to alter our investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; (f) our ceasing to be the investment manager of Cheltenham Funding or having authority to enter into transactions under the TRS on behalf of Cheltenham Funding, and not being replaced by an entity reasonably acceptable to Citibank; (g) FSIC IV Advisor (or an entity reasonably acceptable to Citibank) ceasing to be our investment adviser or GDFM (or an affiliate) ceasing to be the investment sub-adviser to FSIC IV Advisor; (h) Cheltenham Funding failing to comply with its investment strategies or restrictions to the extent such non-compliance has or could reasonably be expected to have a material adverse effect; (i) Cheltenham Funding becoming liable in respect of any obligation for borrowed money, other than arising under the TRS Agreement; (j) we dissolve or liquidate; (k) there occurs, without the prior consent of Citibank, any material change to or departure from our policies or the policies of Cheltenham Funding that may not be changed without the vote of our stockholders and that relates to Cheltenham Funding’s performance of its obligations under the TRS Agreement; and (l) we violate certain provisions of the 1940 Act or our election to be regulated as a BDC is revoked or withdrawn.

In addition to the rights of Citibank to terminate the TRS following an event of default or termination event as described above, Citibank may terminate the TRS on or after January 19, 2017, the first anniversary of the effectiveness of the TRS. Cheltenham Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Cheltenham Funding will be required to pay an early termination fee to Citibank if it elects to terminate the TRS prior to the one year anniversary of the effective date. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Cheltenham Funding to Citibank for the period from the termination date through and including January 19, 2017. Such monthly payments will equal the product of (x) 85%, multiplied by (y) the maximum notional amount of the TRS, multiplied by (z) 1.60% or 1.50% per annum, as applicable. Other than during the first 90 days and last 30 days of the term of the TRS, Cheltenham Funding is required to pay a minimum usage fee if less than 85% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 85% but less than 100% of the maximum notional amount of the TRS is utilized.

Upon any termination of the TRS, Cheltenham Funding will be required to pay Citibank the amount of any decline in the aggregate value of the loans subject to the TRS or, alternatively, will be entitled to receive the amount of any appreciation in the aggregate value of such loans. In the event that Citibank chooses to exercise its termination rights, it is possible that Cheltenham Funding will owe more to Citibank or, alternatively, will be entitled to receive less from Citibank than it would have if Cheltenham Funding controlled the timing of such termination due to the existence of adverse market conditions at the time of such termination.

In addition, because a TRS is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage. See “—Risks Related to Debt Financing.”

We may from time to time enter into credit default swaps or other derivative transactions which expose us to certain risks, including credit risk, market risk, liquidity risk and other risks similar to those associated with the use of leverage.

We may from time to time enter into credit default swaps or other derivative transactions that seek to modify or replace the investment performance of a particular reference security or other asset. These transactions are typically individually negotiated, non-standardized agreements between two parties to exchange payments, with payments generally calculated by reference to a notional amount or quantity. Swap contracts and similar derivative contracts are not traded on exchanges; rather, banks and dealers act as principals in these markets. These investments may present risks in excess of those resulting from the referenced security or other asset. Because these transactions are not an acquisition of the referenced security or other asset itself, the investor has no right directly to enforce compliance with the terms of the referenced security or other asset and has no voting or other consensual rights of ownership with respect to the referenced security or other asset. In the event of insolvency of a counterparty, we will be treated as a general creditor of the counterparty and will have no claim of title with respect to the referenced security or other asset.

A credit default swap is a contract in which one party buys or sells protection against a credit event with respect to an issuer, such as an issuer’s failure to make timely payments of interest or principal on its debt obligations, bankruptcy or restructuring during a specified period. Generally, if we sell credit protection using a credit default swap, we will receive fixed payments from the swap counterparty and if a credit event occurs with respect to the applicable issuer, we will pay the swap counterparty par for the issuer’s defaulted debt securities and the swap counterparty will deliver the defaulted debt securities to us. Generally, if we buy credit protection using a credit default swap, we will make fixed payments to the counterparty and if a credit event occurs with respect to the applicable issuer, we will deliver the issuer’s defaulted securities underlying the swap to the swap counterparty and the counterparty will pay us par for the defaulted securities. Alternatively, a credit default swap may be cash settled and the buyer of protection would receive the difference between the par value and the market value of the issuer’s defaulted debt securities from the seller of protection. Credit default swaps are subject to the credit risk of the underlying issuer. If we are selling credit protection, there is a risk that we will not properly assess the risk of the underlying issuer, a credit event will occur and we will have to pay the counterparty. If we are buying credit protection, there is a risk that we will not properly assess the risk of the underlying issuer, no credit event will occur and we will receive no benefit for the premium paid.

A derivative transaction is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In some cases, we may post collateral to secure our obligations to the counterparty, and we may be required to post additional collateral upon the occurrence of certain events such as a decrease in the value of the reference security or other asset. In some cases, the counterparty may not collateralize any of its obligations to us. Derivative investments effectively add leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. In addition to the risks described above, such arrangements are subject to risks similar to those associated with the use of leverage. See “—Risks Related to Debt Financing.”

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.

Risks Related to Our Business and Structure

Our board of directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval. Moreover, we have significant investment flexibility within our investment strategies. Therefore, we may invest our assets in ways with which stockholders may not agree. We also cannot predict the effect any changes to our investment policy, current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay stockholders distributions and cause them to lose all or part of their investment. Moreover, we will have significant flexibility in investing the net proceeds of our continuous public offering and may use the net proceeds from such offering in ways with which stockholders may not agree or for purposes other than those contemplated in this or any other prospectus relating to our continuous public offering. Finally, because our shares are not expected to be listed on a national securities exchange for the foreseeable future, stockholders will be limited in their ability to sell their shares in response to any changes in our investment policy, operating policies, investment criteria or strategies.

Future disruptions or instability in capital markets could negatively impact the valuation of our investments and our ability to raise capital.

From time to time, the global capital markets may experience periods of disruption and instability, which could be prolonged and which could materially and adversely impact the broader financial and credit markets, have a negative impact on the valuations of our investments and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. More recently, the macroeconomic environment, including concerns regarding the Chinese economy, declines in commodity prices and increasing volatility, has led to, and may continue to lead to, decreased prices in the broadly syndicated credit market as investors re-price credit risk.

While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing. Equity capital may also be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. If we are unable to raise capital or refinance existing debt on acceptable terms, then we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes.

Uncertainty with respect to the financial stability of the United States and several countries in the European Union (EU) could have a significant adverse effect on our business, financial condition and results of operations.

In August 2011, S&P lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was affirmed by S&P in June 2015. Moody’s and Fitch Ratings, Inc. have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling to allow the U.S. Treasury Department to issue additional debt. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Furthermore, in February 2014, the Federal Reserve began scaling back its bond-buying program, or quantitative easing, which it ended in October 2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. The Federal Reserve also raised interest rates during the fourth quarter of 2015. It is unclear what effect, if any, the end of quantitative easing, future interest rate raises, if any, and the pace of any such raises will have on the value of our investments or our ability to access the debt markets on favorable terms.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. In January 2012, S&P lowered its long-term sovereign credit rating for France, Italy, Spain and six other European countries, which has negatively impacted global markets and economic conditions. In addition, in April 2012, S&P further lowered its long-term sovereign credit rating for Spain. While the financial stability of such countries has improved, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of U.S. and European financial institutions. Market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, could negatively impact the global economy, and there can be no assurance that assistance packages will be available, or if available, will be sufficient to stabilize countries and markets in Europe. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, or other credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

Future economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease, during these periods. Adverse economic conditions may also decrease the value of any collateral securing our debt investments. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and net asset value. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results. Economic downturns or recessions may also result in a portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders, which could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

A prolonged continuation of depressed oil and natural gas prices could negatively impact the energy and power industry and energy-related investments within our investment portfolio.

A prolonged continuation of depressed oil and natural gas prices would adversely affect the credit quality and performance of certain of our debt and equity investments in energy and power and related companies. A decrease in credit quality and performance would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our net asset value. Should a prolonged period of depressed oil and natural gas prices occur, the ability of certain of our portfolio companies in the energy and power and related industries to satisfy financial or operating covenants imposed by us or other lenders may be adversely affected, which could, in turn, negatively impact their financial condition and their ability to satisfy their debt service and other obligations. Likewise, should a prolonged period of depressed oil and natural gas prices occur, it is possible that the cash flow and profit generating capacity of these portfolio companies could also be adversely affected thereby negatively impacting their ability to pay us dividends or distributions on our investments.

Our ability to achieve our investment objectives depends on FSIC IV Advisor’s and GDFM’s ability to manage and support our investment process and if either our agreement with FSIC IV Advisor or FSIC IV Advisor’s agreement with GDFM were to be terminated, or if either FSIC IV Advisor or GDFM lose any members of their respective senior management teams, our ability to achieve our investment objectives could be significantly harmed.

Because we have no employees, we depend on the investment expertise, skill and network of business contacts of FSIC IV Advisor and GDFM. FSIC IV Advisor, with the assistance of GDFM, evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of FSIC IV Advisor and GDFM, as well as their respective senior management teams. The departure of any members of FSIC IV Advisor’s senior management team could have a material adverse effect on our ability to achieve our investment objectives. Likewise, the departure of any key employees of GDFM or termination of key industry relationships may impact its ability to render services to us under the terms of its investment sub- advisory agreement with FSIC IV Advisor.

Our ability to achieve our investment objectives depends on FSIC IV Advisor’s ability, with the assistance of GDFM, to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. FSIC IV Advisor’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, FSIC IV Advisor may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. FSIC IV Advisor may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

In addition, the investment advisory and administrative services agreement that FSIC IV Advisor has entered into with us, as well as the investment sub-advisory agreement that FSIC IV Advisor has entered into with GDFM, have termination provisions that allow the parties to terminate the agreements without penalty. The investment advisory and administrative services agreement may be terminated at any time, without penalty, by FSIC IV Advisor, upon 120 days’ notice to us. The investment sub-advisory agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice by GDFM or, if our board of directors or the holders of a majority of our outstanding voting securities determine that the investment sub-advisory agreement with GDFM should be terminated, by FSIC IV Advisor. If either agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreements are terminated, it may be difficult for us to replace FSIC IV Advisor or for FSIC IV Advisor to replace GDFM. Furthermore, the termination of either of these agreements may adversely impact the terms of any financing arrangement into which we may enter, which could have a material adverse effect on our business and financial condition.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of FSIC IV Advisor and GDFM to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

If FSIC IV Advisor or GDFM fails to maintain its existing relationships with private equity sponsors, investment banks and commercial banks on which they rely to provide us with potential investment opportunities or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom FSIC IV Advisor and GDFM have relationships generally are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us. GDFM may compensate certain brokers or other financial services firms out of its own profits or revenues for services provided in connection with the identification of appropriate investment opportunities.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle-market private U.S. companies. As a result of these new entrants, competition for investment opportunities in middle-market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle-market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

Declines in market values or fair market values of our investments could result in significant net unrealized depreciation of our portfolio, which, in turn, would reduce our net asset value.

Under the 1940 Act, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of directors. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period as unrealized depreciation, which could result in a significant reduction to our net asset value for a given period.

A significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value, as determined by our board of directors. There is not a public market for the securities of the privately held companies in which we invest. Most of our investments are not publicly traded or actively traded on a secondary market but are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors or are not traded at all. As a result, we value these securities quarterly at fair value as determined in good faith by our board of directors.

Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly traded companies, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.

There is a risk that investors in our common stock may not receive distributions or that our distributions may not grow over time.

We cannot assure stockholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our net investment income, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. Furthermore, we are permitted to issue senior securities, including multiple classes of debt and one class of stock senior to our shares of common stock. If any such senior securities are outstanding, we are prohibited from paying distributions to our stockholders unless we meet the applicable asset coverage ratios at the time of distribution or repurchase. As a result, we may be limited in our ability to make distributions. See “Item 1. Business—Regulation—Senior Securities.”

Our distribution proceeds may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our continuous public offering. Therefore, portions of the distributions that we make may represent a return of capital to stockholders, which will lower their tax basis in their shares.

The tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a tax year may not finally be determined until after the end of that tax year. We may make distributions during a tax year that exceed our investment company taxable income and net capital gains for that tax year. In such a situation, the amount by which our total distributions exceed investment company taxable income and net capital gains generally would be treated as a return of capital up to the amount of a stockholder’s tax basis in the shares, with any amounts exceeding such tax basis treated as a gain from the sale or exchange of such shares. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with the offering, including any fees payable to FSIC IV Advisor. Moreover, we may pay all or a substantial portion of our distributions from the proceeds of our continuous public offering or from borrowings in anticipation of future cash flow, which could constitute a return of stockholders’ capital and will lower such stockholders’ tax basis in our shares, which may result in increased tax liability to stockholders when they sell such shares.

If we internalize our management functions, a stockholder’s interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire FSIC IV Advisor’s assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of a stockholder’s interest in us and could reduce the earnings per share attributable to their investment.

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to FSIC IV Advisor under the investment advisory and administrative services agreement, we would incur the entire compensation and benefits costs of our officers and other employees and consultants. In addition, we may issue equity awards to officers, employees and consultants. These awards would decrease net income and may further dilute an investment in us. We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to FSIC IV Advisor, our earnings per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares. As we are currently organized, we do not have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims and other employee-related liabilities and grievances.

If we internalize our management functions, we could have difficulty integrating these functions as a standalone entity. Currently, individuals employed by FSIC IV Advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have a great deal of know-how and experience. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a standalone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs and our management’s attention could be diverted from effectively managing our investments.

Internalization transactions have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending such claims, which would reduce the amount of funds we have available for investment in targeted assets.

Changes in laws or regulations governing our operations or the operations of our business partners may adversely affect our business or cause us to alter our business strategy.

We, our portfolio companies and our business partners are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, potentially with retroactive effect. Changes in laws or regulations governing the operations of those with whom we do business, including selected broker-dealers and other financial representatives selling our shares, could have a material adverse effect on our business, financial condition and results of operations. In addition, over the last several years there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. New legislation, interpretations, rulings or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

In addition, any changes to the laws and regulations governing our operations, including with respect to permitted investments, may cause us to alter our investment strategy to avail ourselves of new or different opportunities or make other changes to our business. Such changes could result in material differences to our strategies and plans as set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of FSIC IV Advisor and GDFM to other types of investments in which FSIC IV Advisor and GDFM may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a stockholder’s investment.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

As a public company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC. Our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. In particular, our management will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. Although not required, we also elect to obtain an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

We will incur significant expenses in connection with our compliance with the Sarbanes-Oxley Act and other regulations applicable to public companies, which may negatively impact our financial performance and our ability to make distributions. Compliance with such regulations also requires a significant amount of our management’s time and attention. For example, we cannot be certain as to the timing of the completion of our Sarbanes-Oxley mandated evaluations, testings and remediation actions, if any, or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be deemed effective in the future. In the event that we are unable to develop or maintain an effective system of internal control and maintain compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

The impact on us of recent financial reform legislation, including the Dodd-Frank Act, is uncertain.

In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

Our business requires a substantial amount of capital to grow because we must distribute most of our income.

Our business requires a substantial amount of capital. We have issued equity securities and have borrowed from financial institutions. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income each year to qualify for and maintain our RIC status. As a result, any such cash earnings may not be available to fund investment originations. We expect to continue to borrow from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock.

If we, our affiliates and our and their respective third-party service providers are unable to maintain the availability of electronic data systems and safeguard the security of data, our ability to conduct business may be compromised, which could impair our liquidity, disrupt our business, damage our reputation or otherwise adversely affect our business.

Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We, our affiliates and our and their respective third-party service providers are subject to cybersecurity risks. Cybersecurity risks have significantly increased in recent years and, while we have not experienced any material losses relating to cyber attacks or other information security breaches, we could suffer such losses in the future. Our, our affiliates and our and their respective third-party service providers’ computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our affiliates and our and their respective third-party service providers. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks.

Risks Related to FSIC IV Advisor and Its Affiliates

FSIC IV Advisor has limited prior experience managing a BDC or a RIC.

While FSIC IV Advisor’s management team consists of substantially the same personnel that form the investment and operations teams of the investment advisers to Franklin Square Holdings’ four other affiliated BDCs, FSIC IV Advisor has limited prior experience managing a BDC or a RIC. Therefore, FSIC IV Advisor may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded public companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires satisfaction of source-of- income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or a RIC or could force us to pay unexpected taxes and penalties, which could be material. FSIC IV Advisor’s limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.

FSIC IV Advisor, GDFM and their respective affiliates, including our officers and some of our directors, face conflicts of interest as a result of compensation arrangements between us and FSIC IV Advisor, and FSIC IV Advisor and GDFM, which could result in actions that are not in the best interests of our stockholders.

FSIC IV Advisor, GDFM and their respective affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to FSIC IV Advisor an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the average weekly value of our gross assets, and FSIC IV Advisor shares a portion of these fees with GDFM pursuant to the investment sub-advisory agreement between FSIC IV Advisor and GDFM. Because the incentive fee is based on the performance of our portfolio, FSIC IV Advisor may be incentivized to make investments on our behalf, and GDFM may be incentivized to recommend investments for us to FSIC IV Advisor, that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage FSIC IV Advisor to use leverage to increase the return on our investments. In addition, because the base management fee is based upon the average weekly value of our gross assets, which includes any borrowings for investment purposes, FSIC IV Advisor may be incentivized to recommend the use of leverage or the issuance of additional equity to make additional investments and increase the average weekly value of our gross assets. Under certain circumstances, the use of leverage may increase the likelihood of default, which could disfavor holders of our common stock. Our compensation arrangements could therefore result in our making riskier or more speculative investments, or relying more on leverage to make investments, than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns. In addition, FSIC IV Advisor may have an incentive to delay a liquidity event if the distribution fee paid by our dealer manager has not been fully recovered. See “—Risks Related to Our Continuous Public Offering and an Investment in Our Common Stock—FSIC IV Advisor may have an incentive to delay a liquidity event, which may result in actions that are not in the best interest of our stockholders.”

We may be obligated to pay FSIC IV Advisor incentive compensation even if we incur a net loss due to a decline in the value of our portfolio, or on income that we have not received.

The investment advisory and administrative services agreement entitles FSIC IV Advisor to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay FSIC IV Advisor incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

In addition, any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. FSIC IV Advisor is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

For U.S. federal income tax purposes, we are required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

There may be conflicts of interest related to obligations FSIC IV Advisor’s and GDFM’s senior management and investment teams have to our affiliates and to other clients.

The members of the senior management and investment teams of both FSIC IV Advisor and GDFM serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the officers, managers and other personnel of FSIC IV Advisor also serve in similar capacities for the investment advisers to Franklin Square Holdings’ four other affiliated BDCs, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and FS Investment Corporation III, and Franklin Square Holdings’ affiliated closed-end management investment company, FS Global Credit Opportunities Fund. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FSIC IV Advisor to manage our day-to-day activities and to implement our investment strategy. FSIC IV Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FSIC IV Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with Franklin Square Holdings. FSIC IV Advisor and its employees will devote only as much of its or their time to our business as FSIC IV Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

Furthermore, GDFM, on which FSIC IV Advisor relies to assist it in identifying investment opportunities and making investment recommendations, has similar conflicts of interest. GDFM or its parent, GSO, serves as investment sub-adviser to Franklin Square Holdings’ four other affiliated BDCs and Franklin Square Holdings’ affiliated closed-end management investment company. GDFM, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. GDFM and its affiliates are not restricted from forming additional investment vehicles, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of GDFM. Also, in connection with such business activities, GDFM and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from recommending investment opportunities that would otherwise fit within our investment objectives. All of these factors could be viewed as creating a conflict of interest in that the time, effort and ability of the members of GDFM, its affiliates and their officers and employees will not be devoted exclusively to our business but will be allocated between us and the management of the monies of other advisees of GDFM and its affiliates.

The time and resources that individuals employed by FSIC IV Advisor and GDFM devote to us may be diverted, and we may face additional competition due to the fact that individuals employed by FSIC IV Advisor and GDFM are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Neither FSIC IV Advisor nor GDFM, or individuals employed by FSIC IV Advisor or GDFM, are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. In an order dated June 4, 2013, the SEC granted exemptive relief to our affiliates, upon which we may rely, and which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. Because our affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we are permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance. Affiliates of GDFM, whose primary businesses include the origination of investments, engage in investment advisory business with accounts that compete with us. Affiliates of GDFM have no obligation to make their originated investment opportunities available to GDFM or to us.

FSIC IV Advisor’s liability is limited under our investment advisory and administrative services agreement, and we are required to indemnify it against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.

Pursuant to our investment advisory and administrative services agreement, FSIC IV Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with FSIC IV Advisor will not be liable to us for their acts under our investment advisory and administrative services agreement, absent willful misfeasance, bad faith or gross negligence in the performance of their duties. We have agreed to indemnify, defend and protect FSIC IV Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with FSIC IV Advisor with respect to all damages, liabilities, costs and expenses resulting from acts of FSIC IV Advisor not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties under our investment advisory and administrative services agreement. These protections may lead FSIC IV Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would subject us to substantially more regulatory restrictions and significantly decrease our operating flexibility.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Regulations governing our operation as a BDC and a RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

As a result of our need to satisfy the Annual Distribution Requirement to qualify for and maintain RIC tax treatment under Subchapter M of the Code, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined in the 1940 Act, including issuing preferred stock, borrowing money from banks or other financial institutions, or issuing debt securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue certain other types of securities is also limited. Under the 1940 Act, we are also generally prohibited from issuing or selling our common stock at a price per share of a class, after deducting upfront selling commissions, if any, that is below the net asset value per share of such class, without first obtaining approval for such issuance from our stockholders and our independent directors. Compliance with these limitations on our ability to raise capital may unfavorably limit our investment opportunities. These limitations may also reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.

In addition, because we incur indebtedness for investment purposes, if the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and, as a result, could cause us to be subject to corporate-level tax on our income and capital gains, regardless of the amount of distributions paid. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

Under the 1940 Act, we generally are prohibited from issuing or selling shares of our common stock at a price per share, after deducting upfront selling commissions, if any, that is below the net asset value per share of a class, which may be a disadvantage as compared with other public companies. We may, however, sell shares of our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of the applicable class of the common stock if our board of directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders as well as those stockholders that are not affiliated with us approve such sale.

Future legislation may allow us to incur additional leverage.

As a BDC, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Legislation was previously introduced in the U.S. House of Representatives that proposed a modification of this section of the 1940 Act to permit an increase in the amount of debt that BDCs could incur by modifying the percentage from 200% to 150%. Similar legislation may be reintroduced and may pass that permits us to incur additional leverage under the 1940 Act. As a result, we may be able to incur additional indebtedness in the future, and, therefore, the risk of an investment in us may increase.

Future legislation or rules could modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act.

Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. For example, the SEC proposed a new rule in December 2015 that is designed to enhance the regulation of the use of derivatives by registered investment companies and business development companies. The proposed rule, if adopted, or any future legislation or rules, may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our stockholders.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. In an order dated June 4, 2013, the SEC granted exemptive relief to our affiliates, upon which we may rely, and which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons to the extent not covered by the exemptive relief, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by FSIC IV Advisor without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We are uncertain of our sources for funding our future capital needs and if we cannot obtain debt or equity financing on acceptable terms or at all, our ability to acquire investments and to expand our operations will be adversely affected.

Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. We may also need to access the capital markets to refinance existing debt obligations to the extent maturing obligations are not repaid with cash flows from operations. In order to maintain RIC tax treatment we must distribute to our stockholders each tax year on a timely basis generally of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, and the amounts of such distributions will therefore not be available to fund investment originations or to repay maturing debt. In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. In the event that we develop a need for additional capital in the future for investments or for any other reason, and we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to allocate our portfolio among various issuers and industries and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

Risks Related to Debt Financing

We currently incur indebtedness to make investments, which magnifies the potential for gain or loss on amounts invested in our common stock and may increase the risk of investing in our common stock.

The use of borrowings and other types of financing, also known as leverage, magnifies the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our common stock. When we use leverage to partially finance our investments, through borrowing from banks and other lenders or issuing debt securities we, and therefore our stockholders, will experience increased risks of investing in our common stock. Any lenders and debt holders would have fixed dollar claims on our assets that are senior to the claims of our stockholders. If the value of our assets increases, then leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not utilized leverage. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not utilized leverage. Similarly, any increase in our income in excess of interest payable on our indebtedness would cause our net investment income to increase more than it would without leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not utilized leverage. Such a decline could negatively affect our ability to make distributions to stockholders. Leverage is generally considered a speculative investment technique. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of management fees payable to FSIC IV Advisor.

The agreements governing our debt financing arrangement contain, and agreements governing future debt financing arrangements may contain, various covenants which, if not complied with, could have a material adverse effect on our ability to meet our investment obligations and to pay distributions to our stockholders.

The agreements governing certain of our and our special purpose financing subsidiary’s financing arrangements contain, and agreements governing future financing arrangements may contain, certain financial and operational covenants. These covenants require us and our subsidiary to, among other things, maintain certain financial ratios, including asset coverage and minimum stockholders’ equity. Compliance with these covenants depends on many factors, some of which are beyond our and their control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized depreciation in our and our subsidiaries’ portfolios may increase in the future and could result in non-compliance with certain covenants, or our taking actions which could disrupt our business and impact our ability to meet our investment objectives.

There can be no assurance that we and our subsidiaries will continue to comply with the covenants under our current financing arrangements and future financing arrangements. Failure to comply with these covenants could result in a default which, if we and our subsidiaries were unable to obtain a waiver from the debt holders, could accelerate repayment under any or all of our and their debt instruments and thereby force us to liquidate investments at a disadvantageous time and/or at a price which could result in losses, or allow our lenders to sell assets pledged as collateral under our financing arrangements in order to satisfy amounts due thereunder. These occurrences could have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Citibank Total Return Swap” for a more detailed discussion of the terms of our debt financing arrangements.

Changes in interest rates may affect our cost of capital and net investment income.

Because we intend to use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portion of our portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to develop such expertise or arrange for such expertise to be provided.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to FSIC IV Advisor with respect to pre-incentive fee net investment income.

Risks Related to U.S. Federal Income Tax

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

In order for us to qualify for and maintain RIC tax treatment under Subchapter M of the Code, we must meet the following annual distribution, income source and asset diversification requirements. See “Item 1. Business—Taxation as a RIC.”

•

The Annual Distribution Requirement for RIC tax treatment will be satisfied if we distribute to our stockholders, for each tax year, dividends of an amount at least equal to the sum of 90% of our “investment company taxable income,” which is generally the sum of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, without regard to any deduction for distributions paid. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The 90% Income Test will be satisfied if we obtain at least 90% of our gross income for each tax year from dividends, interest, gains from the sale of securities or similar sources.

•

The Diversification Tests will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our tax year. To satisfy these requirements, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

We must satisfy these tests on an ongoing basis in order to maintain RIC tax treatment, and may be required to make distributions to stockholders at times when it would be more advantageous to invest cash in our existing or other investments, or when we do not have funds readily available for distribution. Compliance with the RIC tax requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investments. If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

Some of our investments may be subject to corporate-level income tax.

We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each tax year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the tax year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

Furthermore, we may invest in the equity securities of non-U.S. corporations (or other non-U.S. entities classified as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances, these rules also could require us to recognize taxable income or gains where we do not receive a corresponding payment in cash.

Our portfolio investments may present special tax issues.

Investments in below-investment grade debt instruments and certain equity securities may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless debt in equity securities, how payments received on obligations in default should be allocated between principal and interest income, as well as whether exchanges of debt instruments in a bankruptcy or workout context are taxable. Such matters could cause us to recognize taxable income for U.S. federal income tax purposes, even in the absence of cash or economic gain, and require us to make taxable distributions to our stockholders to maintain our RIC status or preclude the imposition of either U.S. federal corporate income or excise taxation. Additionally, because such taxable income may not be matched by corresponding cash received by us, we may be required to borrow money or dispose of other investments to be able to make distributions to our stockholders. These and other issues will be considered by us, to the extent determined necessary, in order that we minimize the level of any U.S. federal income or excise tax that we would otherwise incur. See “Item 1. Business—Taxation as a RIC.”

Legislative or regulatory tax changes could adversely affect investors.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our stockholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 201 Rouse Boulevard, Philadelphia, Pennsylvania, 19112. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.	Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material adverse effect upon our financial condition or results of operations.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Many of the amounts and percentages presented in Part II have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the foreseeable future. No shares of our common stock have been authorized for issuance under any equity compensation plans. Under Maryland law, our stockholders generally will not be personally liable for our debts or obligations.

Currently, we are offering Class T shares at a public offering price of $10.75 per share. Any sales load will be deducted from the public offering price per share. The maximum upfront sales load is 2.20% of the amount invested for Class T shares. To the extent that the net asset value per share increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deducting upfront selling commissions, that is below the net asset value per share. In the event of a material decline in the net asset value per share, which we consider to be a 2.5% decrease below the then-current net offering price that persists for ten consecutive business days, we will reduce the offering price in order to establish a new net offering price that is not more than 2.5% above the net asset value per share.

We have submitted to the SEC an application for an exemptive order to permit us to offer additional classes of common stock. If an exemptive order satisfactory to us is granted prior to January 6, 2017, a year from the date we met the minimum offering requirement, we intend to offer Class A, Class D and Class I shares and may offer other classes of common stock. If an exemptive order satisfactory to us is not granted prior to January 6, 2017, we will close the offering of Class T shares (other than shares issued under our distribution reinvestment plan) and will not issue any additional share classes.

Set forth below is a chart describing the classes of our securities outstanding as of March 1, 2016:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column(3)
Common Stock	1,100,000,000	—	1,435,677
Class A	250,000,000	—	—
Class D	250,000,000	—	—
Class T	250,000,000	—	1,435,677
Class I	350,000,000	—	—

As of March 1, 2016, we had 199 record holders of our Class T common stock.

Recent Sales of Unregistered Securities

In February 2015, Michael C. Forman, our chairman, president and chief executive officer, and the principal of FSIC IV Advisor, contributed $200 of seed capital to us by purchasing 20,000 of our Class T common stock at $10.00 per share. This sale of our Class T common stock was exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

Share Repurchase Program

We intend to conduct quarterly tender offers pursuant to our share repurchase program beginning with the second quarter of 2016, which is the first full calendar quarter following January 6, 2016, the date that we satisfied the minimum offering requirement. Our board of directors will consider the following factors, among others, in making its determination regarding whether to cause us to offer to repurchase shares of common stock and under what terms:

•	the effect of such repurchases on our qualification as a RIC (including the consequences of any necessary asset sales);

•	the liquidity of our assets (including fees and costs associated with disposing of assets);

•	our investment plans and working capital requirements;

•	the relative economies of scale with respect to our size;

•	our history in repurchasing shares of common stock or portions thereof; and

•	the condition of the securities markets.

We currently intend to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock we can repurchase with the proceeds we receive from the issuance of shares of common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, we will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that we offer to repurchase may be less in light of the limitations noted above. In months in which we repurchase shares of common stock pursuant to our share repurchase program, we expect to conduct repurchases on the same date that we hold our first weekly closing in such month for the sale of shares of common stock in our continuous public offering. We intend to offer to repurchase such shares of common stock at the net offering price in effect on each date of repurchase. Our board of directors may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice.

If a stockholder tenders his or her shares for repurchase by us prior to the fifth anniversary of the date such shares were purchased or, if such shares were purchased prior to January 6, 2017, within the period from the date of purchase to February 1, 2022, such shares may be subject to a contingent deferred sales charge. The contingent deferred sales charge will be calculated based upon the lesser of the estimated value of Class T shares as of the date of repurchase and the public offering price at the time such shares were purchased. The amount of the contingent deferred sales charge is payable on a declining annual basis depending on how long the stockholder holds the Class T shares, and is measured from the date of purchase. If the Class T shares are tendered for repurchase: (i) prior to the first anniversary, the charge is 3.90%; (ii) prior to the second anniversary, the charge is 3.12%; (iii) prior to the third anniversary, the charge is 2.34%; (iv) prior to the fourth anniversary, the charge is 1.56%; and (v) prior to the fifth anniversary, the charge is 0.78%. For shares purchased prior to January 6, 2017, the anniversary date for the applicable year shall be measured from February 1, 2017. The contingent deferred sales charge is not payable with respect to shares issued under our distribution reinvestment plan. If a stockholder tenders a portion of his or her shares, shares received pursuant to our distribution reinvestment plan will be redeemed first. After all such shares have been redeemed, shares will be redeemed on a first-in, first-out basis.

Distributions

Subject to applicable legal restrictions and the sole discretion of our board of directors, we currently intend to authorize and declare regular cash distributions on a weekly basis and pay such distributions on a monthly basis. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

On January 6, 2016 and March 8, 2016, our board of directors declared regular weekly cash distributions for January 2016 through March 2016 and April 2016 through June 2016, respectively, each in the amount of $0.012463 per share, which have been or will be paid monthly to Class T stockholders of record as of weekly record dates previously determined by our board of directors.

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

Under the distribution reinvestment plan, cash distributions to participating stockholders are reinvested in additional shares of our common stock at a purchase price equal to the net offering price per share in effect as of the date of issuance.

Pursuant to an amended and restated expense support and conditional reimbursement agreement, dated as of October 9, 2015, by and between us and Franklin Square Holdings, or the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Expense Reimbursement” for additional information regarding our distributions and our distribution reinvestment plan, including certain related tax considerations as well as a detailed discussion of the expense reimbursement agreement, including amounts reimbursed to us by Franklin Square Holdings thereunder and the repayment of such amounts to Franklin Square Holdings.

Item 6.	Selected Financial Data.

The following selected financial data as of December 31, 2015 is derived from our financial statement which has been audited by RSM US LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statement and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

As of December 31, 2015
Balance sheet data:
Total assets	$200

Total net assets	$200

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

The following discussion should be read in conjunction with our financial statement and the related notes thereto appearing elsewhere in this annual report on Form 10-K.

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•

actual and potential conflicts of interest with FB Income Advisor, LLC, FS Investment Corporation, FS Investment Advisor, LLC, FS Energy and Power Fund, FSIC II Advisor, LLC, FS Investment Corporation II, FSIC III Advisor, LLC, FS Investment Corporation III, FS Global Advisor, LLC, FS Global Credit Opportunities Fund, GDFM or any of their affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of FSIC IV Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FSIC IV Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify for and maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Act and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we may invest.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including those factors set forth in “Item 1A. Risk Factors.” Factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

•	future changes in laws or regulations and conditions in our operating areas.

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this annual report on Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.

Overview

We were incorporated under the general corporation laws of the State of Maryland on February 25, 2015 and formally commenced investment operations on January 6, 2016 upon raising the minimum offering requirement from sales of shares of our Class T common stock in our continuous public offering to persons who are not affiliated with us or FSIC IV Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code.

Our investment activities are managed by FSIC IV Advisor and supervised by our board of directors, a majority of whom are independent. Under the investment advisory and administrative services agreement, we have agreed to pay FSIC IV Advisor an annual base management fee based on the average weekly value of our gross assets and an incentive fee based on our performance. FSIC IV Advisor has engaged GDFM to act as our investment sub-adviser. GDFM assists FSIC IV Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC IV Advisor according to guidelines set by FSIC IV Advisor.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We have identified and intend to focus on the following investment categories, which we believe will allow us to generate an attractive total return with an acceptable level of risk.

Direct Originations: We intend to leverage our relationship with GDFM and its global sourcing and origination platform, including its industry relationships, to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not generally make equity investments independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

Opportunistic: We intend to seek to capitalize on market price inefficiencies by investing in loans, bonds and other securities where the market price of such investment reflects a lower value than deemed warranted by our fundamental analysis. We believe that market price inefficiencies may occur due to, among other things, general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community. We seek to allocate capital to these securities that have been misunderstood or mispriced by the market and where we believe there is an opportunity to earn an attractive return on our investment. Such opportunities may include event driven investments, anchor orders and CLOs.

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

We may also invest in certain opportunities that are originated and then syndicated by a commercial or investment bank, but where we provide a capital commitment significantly above the average syndicate participant, i.e., an anchor order. In these types of investments, we may receive fees, preferential pricing or other benefits not available to other lenders in return for our significant capital commitment. Our decision to provide an anchor order to a syndicated transaction is predicated on a rigorous credit analysis, our familiarity with a particular company, industry or financial sponsor, and the broader investment experiences of FSIC IV Advisor and GDFM.

In addition, our relationship with GSO, the parent of GDFM and one of the largest CLO managers in the world, allows us to opportunistically invest in CLOs. CLOs are a form of securitization where the cash flow from a pooled basket of syndicated loans is used to support distribution payments made to different tranches of securities. While collectively CLOs represent nearly fifty percent of the broadly syndicated loan universe, investing in individual CLO tranches requires a high degree of investor sophistication due to their structural complexity and the illiquid nature of their securities.

Broadly Syndicated/Other: Although our primary focus is to invest in directly originated transactions and opportunistic investments, in certain circumstances we will also invest in the broadly syndicated loan and high yield markets. Broadly syndicated loans and bonds are generally more liquid than our directly originated investments and provide a complement to our less liquid strategies. In addition, and because we typically receive more attractive financing terms on these positions than we do on our less liquid assets, we are able to leverage the broadly syndicated portion of our portfolio in such a way that maximizes the levered return potential of our portfolio.

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle-market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC IV Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments. Prior to raising sufficient capital, we may make smaller investments than we expect to make once we raise sufficient capital due to liquidity constraints. Once we raise sufficient capital, we expect that our investments will generally range between $5,000 and $150,000 each, although investments may vary proportionately with the size of our capital base and will ultimately be made at the discretion of FSIC IV Advisor, subject to oversight by our board of directors.

The senior secured loans, second lien secured loans and senior secured bonds in which we invest generally have stated terms of three to seven years and subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. Our debt investments may be rated by a NRSRO and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P). We also invest in non-rated debt securities.

Revenues

The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments, net realized gain or loss on total return swap, net unrealized appreciation or depreciation on investments and net unrealized appreciation or depreciation on total return swap. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating and other expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net realized gain or loss on total return swap is the net monthly settlement payments received on the TRS. Net unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio. Net unrealized appreciation or depreciation on total return swap is the net change in the fair value of the TRS.

We principally generate revenues in the form of interest income on the debt investments we hold. In addition, we generate revenues in the form of non-recurring commitment, closing, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned. We may also generate revenues in the form of dividends and other distributions on the equity or other securities we hold.

Expenses

Our primary operating expenses include the payment of management and incentive fees and other expenses under the investment advisory and administrative services agreement, interest expense from financing arrangements and other indebtedness, and and other expenses necessary for our operations. The management and incentive fees compensate FSIC IV Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FSIC IV Advisor is responsible for compensating our investment sub-adviser.

We reimburse FSIC IV Advisor for expenses necessary to perform services related to our administration and operations, including FSIC IV Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FSIC IV Advisor. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSIC IV Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC IV Advisor assists us in calculating the net asset value for each share class, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

The amount of the reimbursement payable to FSIC IV Advisor is set at the lesser of (1) FSIC IV Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSIC IV Advisor allocates the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of the administrative expenses among us and certain affiliates of FSIC IV Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors, among other things, compares the total amount paid to FSIC IV Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FSIC IV Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC IV Advisor.

We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

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

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	federal, state and local taxes;

•	fees and expenses of directors not also serving in an executive officer capacity for us or FSIC IV Advisor;

•	costs of proxy statements, stockholders’ reports, notices and other filings;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with accounting, corporate governance, independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws, including compliance with the Sarbanes-Oxley Act;

•	brokerage commissions for our investments; and

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

In addition, we have contracted with State Street to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by FSIC IV Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.

Expense Reimbursement

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from offering proceeds or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate dividends and other distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to stockholders may also be deemed to constitute a return of capital to the extent that we may use such dividends or other distribution proceeds to fund our distributions to stockholders. Under those circumstances, Franklin Square Holdings will not reimburse us for the portion of such distributions to stockholders that represent a return of capital, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

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

Pursuant to the expense reimbursement agreement, we have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the cumulative distributions paid by us to our stockholders during such quarter; provided, however, that (i) we will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to shares of our common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to shares of our common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) will not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) we will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the annualized rate of regular cash distributions declared by us at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by us at the time Franklin Square Holdings made the expense support payment to which such reimbursement payment relates. We are not obligated to pay interest on the reimbursements we are required to make to Franklin Square Holdings under the expense reimbursement agreement. “Other operating expenses” means our total “operating expenses” (as defined below), excluding base management fees, incentive fees, distribution fees, organization and offering costs, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with U.S. generally accepted accounting principles, or GAAP, for investment companies.

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

Portfolio Investment Activity for the Period from February 25, 2015 (Inception) to December 31, 2015

For the period from February 25, 2015 (Inception) to December 31, 2015, we did not make or sell any investments.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds of the continuous public offering of shares of our Class T common stock and the issuance of shares under our distribution reinvestment plan. We accept subscriptions on a continuous basis and issue shares at weekly closings at prices that, after deducting upfront selling commissions, if any, must be above the net asset value per share of the applicable class. In connection with each weekly closing, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of any class of our common stock at a price per share which, after deducting upfront selling commissions, if any, is below our then-current net asset value per share of the applicable class.

Since commencing our continuous public offering and through March 1, 2016, we had issued 1,415,677 shares of Class T common stock for gross proceeds of $14,825, including Class T common stock issued under our distribution reinvestment plan. As of March 1, 2016, we had raised total gross proceeds of $15,025, including $200 of seed capital contributed by the principal of FSIC IV Advisor in February 2015 and $8,119 in gross proceeds from the principal of FSIC IV Advisor, members of our board of directors and individuals and entities affiliated with FSIC IV Advisor and GDFM. If we do not receive a satisfactory exemptive order allowing us to issue multiple share classes prior to January 6, 2017, we will close the offering of Class T shares (other than shares issued under our distribution reinvestment plan) and will not issue additional share classes. For additional information concerning our application for multi-class exemptive relief, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Information.”

We also generate cash from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of FSIC IV Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “—Recent Developments—Citibank Total Return Swap.”

Prior to investing in securities of portfolio companies, we invest the cash received from the net proceeds from our continuous public offering, from the issuance of shares of common stock under our distribution reinvestment plan, from fees, interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our intention to be taxed as a RIC.

We borrow funds to make investments to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. We do not currently anticipate issuing any preferred stock.

Capital Contributions by FSIC IV Advisor and GDFM

In February 2015, Michael C. Forman, the principal of FSIC IV Advisor, contributed $200, which was used in its entirety to purchase 20,000 shares of Class T common stock at $10.00 per share. Mr. Forman will not tender these shares of common stock for repurchase as long as FSIC IV Advisor remains our investment adviser.

As of March 1, 2016, we had sold an aggregate of 783,918 shares of Class T common stock for aggregate gross proceeds of $8,119 to the principal of FSIC IV Advisor, members of our board of directors and individuals and entities affiliated with FSIC IV Advisor and GDFM, including shares of Class T common stock sold to Mr. Forman in February 2015. A portion of these proceeds may be used to pay certain front end fees, as defined in our charter, and expenses.

RIC Status and Distributions

We intend to elect, and to qualify annually, to be subject to tax as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute as dividends to our stockholders. In order to qualify for and maintain RIC tax treatment, we must, among other things, make distributions of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of a tax year or the due date of the tax return for such class year, including extensions, distributions paid up to twelve months after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC tax status each tax year. We will also generally be subject to nondeductible federal excise taxes on certain undistributed income unless we make distributions in a timely manner to our stockholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Subject to applicable legal restrictions and the sole discretion of our board of directors, we currently intend to declare regular cash distributions on a weekly basis and pay such distributions on a monthly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept such stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of our common stock. As a result, it is possible that a portion of the distributions we make will represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC IV Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, unless stockholders elect to receive their cash distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

On January 6, 2016 and March 8, 2016, our board of directors declared regular weekly cash distributions for January 2016 through March 2016 and April 2016 through June 2016, respectively, each in the amount of $0.012463 per share, which have been or will be paid monthly to Class T stockholders of record as of weekly record dates previously determined by our board of directors.

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

Under the distribution reinvestment plan, cash distributions to participating stockholders are reinvested in additional shares of our common stock at a purchase price equal to the net offering price per share in effect as of the date of issuance. Although distributions paid in the form of additional shares of common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders who elect to participate in our distribution reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Stockholders receiving distributions in the form of additional shares of common stock will be treated as receiving a distribution in the amount of the fair market value of our shares of common stock.

We may fund our cash distributions to stockholders from any sources of funds legally available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. We have not established limits on the amount of funds we may use from available sources to make distributions. There can be no assurance that we will be able to pay distributions at a specific rate or at all.

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. For a period of time following commencement of our continuous public offering, which time period may be significant, substantial portions of our distributions have been, and may in the future, be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC IV Advisor, that are subject to repayment by us within three years. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or Franklin Square Holdings and its affiliates continue to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by Franklin Square Holdings or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates, including FSIC IV Advisor, have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders will be reported to stockholders annually on Form 1099-DIV.

Critical Accounting Policies

Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management also has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As we execute our operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.

Valuation of Portfolio Investments

We will determine the net asset value of our investment portfolio each quarter. Securities are valued at fair value as determined in good faith by our board of directors. In connection with that determination, we expect that FSIC IV Advisor will provide our board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.

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

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements will refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our financial statements. In making its determination of fair value, our board of directors may use any approved independent third-party pricing or valuation services. However, our board of directors will not be required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FSIC IV Advisor or any approved independent third-party valuation or pricing service that our board of directors deems to be reliable in determining fair value under the circumstances. Below is a description of factors that FSIC IV Advisor’s management team, any approved independent third party valuation services and our board of directors may consider when determining the fair value of our investments.

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

For convertible debt securities, fair value will generally approximate the fair value of the debt plus the fair value of an option to purchase the underlying security (i.e., the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.

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

FSIC IV Advisor’s management team, any approved independent third-party valuation services and our board of directors may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. FSIC IV Advisor’s management team, any approved independent third party valuation services and our board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as our board of directors, in consultation with FSIC IV’s Advisor’s management team, and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of our equity interests in public companies for which market quotations are readily available will be based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale will typically be valued at a discount from the public market value of the security.

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

We will value the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to us for review and testing. Our valuation committee and board of directors will review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent our valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS Agreement. See Note 6 to our consolidated financial statement contained in this annual report on Form 10-K for additional information on the TRS.

We will periodically benchmark the bid and ask prices we receive from the third-party pricing services and/or dealers, as applicable, against the actual prices at which we purchase and sell our investments. We may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers or where our board of directors otherwise may determine that the use of such other methods is appropriate. We will periodically benchmark the valuations provided by the independent valuation firm against the actual prices at which we purchase and sell our investments. We believe that these prices will be reliable indicators of fair value. Our valuation committee and board of directors will review and approve the valuation determinations made with respect to these investments in a manner consistent with our valuation policy.

Revenue Recognition

Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Our policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. We consider many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that we will receive any previously accrued interest, then the interest income will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on our judgment.

Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. We record prepayment premiums on loans and securities as fee income when we receive such amounts.

Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency

Gains or losses on the sale of investments are calculated by using the specific identification method. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized. Net change in unrealized gains or losses on foreign currency reflects the change in the value of receivables or accruals during the reporting period due to the impact of foreign currency fluctuations.

Capital Gains Incentive Fee

Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee will equal 20.0% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the investment advisory and administrative services agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FSIC IV Advisor if our entire portfolio was liquidated at its fair value as of the balance sheet date even though FSIC IV Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Based on an interpretation of the applicable language in the Advisers Act by the staff of the Division of Investment Management of the SEC, we “look through” our TRS (which is described more fully in “—Recent Developments—Citibank Total Return Swap”) in calculating the capital gains incentive fee. Under this “look through” methodology, the portion of the net settlement payments received by us pursuant to the TRS which would have represented net investment income to us had we held the loans underlying the TRS directly is treated as net investment income subject to the subordinated incentive fee on income payable to FSIC IV Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans underlying the TRS further reduces the capital gains incentive fee payable to FSIC IV Advisor with respect to realized gains. See Note 6 to our consolidated financial statement contained in this annual report on Form 10-K for a discussion of the TRS.

Subordinated Income Incentive Fee

Pursuant to the investment advisory and administrative services agreement, FSIC IV Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of our “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of our common stock (including proceeds from our distribution reinvestment plan) reduced for amounts paid for share repurchases pursuant to our share repurchase program. As a result, FSIC IV Advisor will not earn this part of the incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC IV Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.34375% or 9.375% annually of adjusted capital. Thereafter, FSIC IV Advisor will be entitled to receive 20.0% of our pre-incentive fee net investment income.

Organization Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to our organization. These costs will be expensed as we raise proceeds in our continuous public offering. During the period from February 25, 2015 (Inception) to December 31, 2015, we incurred organization costs of $317, which were paid on our behalf by Franklin Square Holdings, our sponsor and an affiliate of FSIC IV Advisor. See also “—Related Party Transactions.”

Offering Costs

Offering costs primarily include, among other things, marketing expense and printing, legal and due diligence fees and other costs pertaining to our continuous public offering of our common stock, including the preparation of our Registration Statement on Form N-2, salaries and direct expenses of FSIC IV Advisor’s personnel, employees of its affiliates and others while engaged in such activities. We will charge offering costs against capital in excess of par value on our balance sheet as we raise proceeds in our continuous public offering. During the period from February 25, 2015 (Inception) to December 31, 2015, we incurred offering costs of $3,403, which were paid on our behalf by Franklin Square Holdings. See also “—Related Party Transactions.”

Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC IV Advisor became entitled to receive up to 0.75% of gross proceeds raised in our continuous public offering until all organization and offering costs funded by FSIC IV Advisor and its affiliates (including Franklin Square Holdings) have been recovered.

Income Taxes

We intend to elect to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. To qualify for and maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid. As a RIC, we will not have to pay corporate-level U.S. federal income taxes on any income that we distribute as dividends to our stockholders. We intend to make distributions in an amount sufficient to qualify for and maintain our RIC tax treatment each year and to not pay any U.S. federal income taxes on income so distributed. We will also be subject to nondeductible U.S. federal excise taxes if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which we paid no U.S. federal income taxes.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our financial statement. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our statements of operations. During the period from February 25, 2015 (Inception) to December 31, 2015, we did not record any provision for income tax for uncertain tax positions as well as did not incur any interest or penalties.

Distributions

Distributions to our stockholders are recorded as of the record date. Subject to applicable legal restrictions and our board of directors’ discretion, we currently declare regular cash distributions on a weekly basis and pay such distributions on a monthly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

Contractual Obligations

We have entered into an agreement with FSIC IV Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement in future periods will be equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FSIC IV Advisor and, to the extent it is required to provide such services, our investment sub-adviser, will be reimbursed for administrative expenses incurred on our behalf. For the period from February 25, 2015 (Inception) to December 31, 2015, no services had been performed by FSIC IV Advisor under the investment advisory and administrative services agreement, and no fees or reimbursements had been earned or paid to date.

We commenced accruing fees under the investment advisory and administrative services agreement on January 6, 2016, upon commencement of our operations following satisfaction of the minimum offering requirement.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

None.

Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

Pursuant to the investment advisory and administrative services agreement, FSIC IV Advisor is entitled to receive an annual base management fee of 2.0% of the average weekly value of our gross assets and an incentive fee based on our performance. We commenced accruing fees under the investment advisory and administrative services agreement on January 6, 2016, upon commencement of our investment operations. We also reimburse FSIC IV Advisor and GDFM for expenses necessary to perform services related to our administration and operations, including FSIC IV Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FSIC IV Advisor.

The incentive fee consists of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears, equals 20.0% of our “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of shares of our common stock (including proceeds from our distribution reinvestment plan) reduced for amounts paid for share repurchases pursuant to our share repurchase program. As a result, FSIC IV Advisor will not earn this incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC IV Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. This “catch-up” feature allows FSIC IV Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FSIC IV Advisor will be entitled to receive 20.0% of our pre-incentive fee net investment income.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee equals 20.0% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. We accrue for the capital gains incentive fee, which, if earned, is paid annually. We accrue the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FSIC IV Advisor will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for a discussion of the treatment of the TRS with respect to the calculation of the capital gains incentive fee.

We reimburse FSIC IV Advisor for expenses necessary to perform services related to our administration and operations, including FSIC IV Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, our sponsor and an affiliate of FSIC IV Advisor, providing administrative services to us on behalf of FSIC IV Advisor. The amount of this reimbursement is set at the lesser of (1) FSIC IV Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSIC IV Advisor allocates the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of FSIC IV Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to FSIC IV Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FSIC IV Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC IV Advisor.

Franklin Square Holdings has funded certain of our organization and offering costs in the amount of $3,720 for the period from February 25, 2015 (Inception) to December 31, 2015. These costs include legal, accounting, marketing and printing expenses associated with our organization and offering activities, including costs related to preparation of our registration statement and prospectus, and salaries and other direct expenses of FSIC IV Advisor’s personnel, employees of its affiliates and others while engaged in such activities on our behalf. Under the investment advisory and administrative services agreement, there was no liability on our part for the organization or offering costs funded by FSIC IV Advisor or its affiliates (including Franklin Square Holdings) until we satisfied the minimum offering requirement. On January 6, 2016, the investment advisory and administrative services agreement became effective upon satisfaction of the minimum offering requirement, and FSIC IV Advisor became entitled to receive up to 0.75% of the gross proceeds raised in our continuous public offering until all organization or offering costs incurred have been recovered. Since commencing our continuous public offering and through March 1, 2016, we have paid total reimbursements of $111 to FSIC IV Advisor and its affiliates for organization and offering costs funded by them.

The dealer manager for our continuous public offering is FS2, which is one of our affiliates. Under the amended and restated dealer manager agreement among us, FSIC IV Advisor and FS2, FS2 is entitled to receive upfront sales commissions in connection with the sale of common stock in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers and financial representatives. For the period from February 25, 2015 (Inception) to December 31, 2015, FS2 did not earn any fees under this arrangement.

Distribution Fee

Shares of Class T common stock are subject to an annual distribution fee of 1.40% of the estimated value of such shares, as determined in accordance with applicable rules of The Financial Industry Regulatory Authority, Inc., or FINRA. The distribution fee will be paid by us to the dealer manager of our continuous public offering, FS2, who is our affiliate. The distribution fee will be paid pursuant to a distribution plan adopted by us in compliance with Rules 12b-1 and 17d-3 under the 1940 Act, as if those rules applied to us. Among other requirements, such plan must be approved annually by a vote of our board of directors, including the directors who are not “interested persons” as defined in the 1940 Act and have no direct or indirect financial interest in the operation of such plan or in any agreements related to such plan.

All or a portion of the distribution fee may be re-allowed by the dealer manager to selected broker-dealers and financial representatives participating in our continuous public offering. The amount and timing of the reallowance will be based on such factors as the number of shares they sold in the offering, the assistance they provided in marketing the offering and due diligence expenses they incurred. The distribution fee is intended, in part, to compensate the dealer manager and its affiliates for paying certain amounts to advisors and selected broker-dealers at the time of purchase in connection with the distribution of shares of Class T common stock as well as for services rendered by the dealer manager and selected broker-dealers in connection with the ongoing marketing, sale and distribution of such shares.

The distribution fee will accrue daily, beginning on February 1, 2017, and will be paid on a monthly basis. The distribution fee is payable with respect to all shares of Class T common stock, other than shares issued under our distribution reinvestment plan. The distribution fee will terminate upon the earliest of: (i) a liquidity event; (ii) the dealer manager advising us that the aggregate underwriting compensation from all sources (determined in accordance with applicable FINRA rules), including upfront selling commissions, dealer manager fees, distribution fees and any other underwriting compensation paid to participating broker-dealers with respect to all Class T shares would be in excess of 10% of the gross proceeds from the offering; and (iii) when the total underwriting compensation received from the upfront sales load and distribution fee attributable to Class T shares equal 8.95% of gross offering proceeds, or the sales charge cap. The sales charge cap applicable to certain Class T shares will be reduced by the amount of any upfront selling commission that is waived for such shares.

Capital Contributions by FSIC IV Advisor and GDFM

In February 2015, Michael C. Forman, the principal of FSIC IV Advisor, contributed $200, which was used in its entirety to purchase 20,000 shares of Class T common stock at $10.00 per share. Mr. Forman will not tender these shares of common stock for repurchase as long as FSIC IV Advisor remains our investment adviser.

As of March 1, 2016, the Company had issued an aggregate of 783,918 shares of Class T common stock for aggregate gross proceeds of $8,119 to the principal of FSIC IV Advisor, members of our board of directors and individuals and entities affiliated with FSIC IV Advisor and GDFM, including shares of common stock sold to Mr. Forman in February 2015.

Potential Conflicts of Interest

FSIC IV Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC and FS Global Advisor, LLC, the investment advisers to certain other BDCs and a closed-end management investment company sponsored by Franklin Square Holdings. As a result, such personnel provide investment advisory services to us and each of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and FS Global Credit Opportunities Fund. While none of FSIC IV Advisor, FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than us, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSIC IV Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategy, if necessary, so that we will not be disadvantaged in relation to any other client of FSIC IV Advisor or its management team. In addition, even in the absence of FSIC IV Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and/or FS Global Credit Opportunities Fund.

Exemptive Relief

In an order dated June 4, 2013, the SEC granted exemptive relief to our affiliates, upon which we may rely, and which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. We believe this relief will enhance our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because our affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we will be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

Expense Reimbursement

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. See “—Overview—Expense Reimbursement” for a detailed description of the expense reimbursement agreement.

During the period from February 25, 2015 (Inception) to December 31, 2015, we did not accrue any reimbursements due from Franklin Square Holdings.

Recent Developments

Citibank Total Return Swap

On January 19, 2016, our wholly-owned financing subsidiary, Cheltenham Funding, entered into a TRS for a portfolio of senior secured floating rate loans with Citibank.

A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements.

The TRS with Citibank enables us, through our ownership of Cheltenham Funding, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Cheltenham Funding borrowing funds to acquire loans and incurring interest expense to a lender.

Until the date on which the reference portfolio under the TRS meets the full set of diversity and other portfolio criteria required under the TRS documents, or the Portfolio Criteria Satisfaction Date, we will guarantee Cheltenham Funding’s obligations under the TRS, or the Guarantee. Thereafter, the Guarantee will terminate and the obligations of Cheltenham Funding under the TRS will be non-recourse to us Accordingly, on and after the Portfolio Criteria Satisfaction Date, our exposure under the TRS will be limited to the value of our investment in Cheltenham Funding, which generally will equal the value of cash collateral provided by Cheltenham Funding under the TRS.

Pursuant to the terms of the TRS, Cheltenham Funding may select a portfolio of loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $20,000. Cheltenham Funding is required to initially cash collateralize a specified percentage of each loan included under the TRS in accordance with margin requirements described in the agreements between Cheltenham Funding and Citibank that collectively establish the TRS, or collectively, the TRS Agreement. Under the terms of the TRS, Cheltenham Funding has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Cheltenham Funding are available to pay our debts.

Pursuant to the terms of an investment management agreement that we entered into with Cheltenham Funding, we act as the investment manager of the rights and obligations of Cheltenham Funding under the TRS, including selecting the specific loans to be included in the portfolio of loans subject to the TRS. Accordingly, the loans selected by Cheltenham Funding for purposes of the TRS are selected by us in accordance with our investment objectives and strategy to generate current income and, to a lesser extent, long-term capital appreciation. In addition, pursuant to the terms of the TRS, Cheltenham Funding may select any loan or obligation available in the market to be included in the portfolio of loans that meets the obligation criteria set forth in the TRS Agreement.

Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement, including a requirement that substantially all of the loans underlying the TRS be rated by Moody’s and S&P and quoted by (a) at least three nationally-recognized pricing services prior to the Portfolio Criteria Satisfaction Date and (b) thereafter, at least two nationally-recognized pricing services or just one nationally recognized pricing service so long as the underlying loan meets other specified criteria. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Cheltenham Funding receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. Cheltenham Funding pays to Citibank interest at a rate equal to one-month LIBOR, plus (a) 1.60% per annum prior to the Portfolio Criteria Satisfaction Date and (b) thereafter, 1.50% per annum, in both cases on the full notional amount of the loans subject to the TRS. In addition, upon the termination or repayment of any loan subject to the TRS, Cheltenham Funding will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

Under the terms of the TRS, Cheltenham Funding may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying loans below a specified amount. The limit on the additional collateral that Cheltenham Funding may be required to post pursuant to the TRS is equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by Cheltenham Funding. The amount of collateral required to be posted by Cheltenham Funding is determined primarily on the basis of the aggregate value of the underlying loans.

Except as required under the Guarantee, we have no contractual obligation to post any such additional collateral or to make any interest payments to Citibank. When the Guarantee is no longer in effect and payment thereunder to satisfy Cheltenham Funding’s obligations is no longer required, we may, but are not obligated to, increase our equity investment in Cheltenham Funding for the purpose of funding any additional collateral or payment obligations for which Cheltenham Funding may become obligated during the term of the TRS. If we do not make any such additional investment in Cheltenham Funding and Cheltenham Funding fails to meet its obligations under the TRS, then Citibank will have the right to terminate the TRS and seize the cash collateral posted by Cheltenham Funding under the TRS. In the event of an early termination of the TRS, Cheltenham Funding would be required to pay an early termination fee.

Citibank may terminate the TRS on or after January 19, 2017, the first anniversary of the effectiveness of the TRS (unless certain specified events permit Citibank to terminate the TRS on an earlier date). Cheltenham Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Cheltenham Funding will be required to pay an early termination fee to Citibank if it elects to terminate the TRS prior to the one year anniversary of the effective date. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Cheltenham Funding to Citibank for the period from the termination date through and including January 19, 2017. Such monthly payments will equal the product of (x) 85%, multiplied by (y) the maximum notional amount of the TRS ($20,000), multiplied by (z) 1.60% or 1.50% per annum, as applicable. Other than during the first 90 days and last 30 days of the term of the TRS, Cheltenham Funding is required to pay a minimum usage fee if less than 85% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 85% but less than 100% of the maximum notional amount of the TRS is utilized.

Consistent with current SEC guidance, for purposes of the asset coverage ratio test applicable to us as a BDC, we will treat the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by Cheltenham Funding under the TRS, as a senior security for the life of the TRS. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

Further, for purposes of Section 55(a) under the 1940 Act, we will treat each loan underlying the TRS as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

For additional information regarding the Citibank Total Return Swap, see Note 6 to the consolidated financial statement contained herein.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, we expect that many of the variable rate investments we may hold will provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC IV Advisor with respect to our increased pre-incentive fee net investment income.

As of December 31, 2015, we had no credit facilities or other financing arrangements. Under the terms of the TRS between Cheltenham Funding and Citibank, entered into on January 19, 2016, Cheltenham Funding pays fees to Citibank at a floating rate equal to LIBOR plus 1.60% or 1.50% per annum, as applicable, on the full notional amount of the loans subject to the TRS in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional amount of $20 million. We expect some or all of the future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries may enter into will also be based on a floating interest rate.

Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or any future subsidiary have debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the period from February 25, 2015 (Inception) to December 31, 2015, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation IV

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheet of FS Investment Corporation IV (the Company) as of December 31, 2015. This consolidated financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion, the consolidated financial statement referred to above presents fairly, in all material respects, the financial position of FS Investment Corporation IV as of December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 21, 2016

FS Investment Corporation IV

Consolidated Balance Sheet

(in thousands, except share and per share amounts)

December 31, 2015
Assets
Cash and cash equivalents	$200

Total assets	$200

Commitments and contingencies ($3,720)(1)

Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—
Class A common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—
Class D common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—
Class T common stock, $0.001 par value, 250,000,000 shares authorized, 20,000 issued and outstanding	—
Class I common stock, $0.001 par value, 350,000,000 shares authorized, none issued and outstanding	—
Capital in excess of par value	200

Total stockholders’ equity	$200

Net asset value per share of Class T common stock at period end	$10.00

(1)	See Note 5 for a discussion of the Company’s commitments and contingencies.

See notes to consolidated financial statement.

FS Investment Corporation IV

Notes to Consolidated Financial Statement

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation IV, or the Company, was incorporated under the general corporation laws of the State of Maryland on February 25, 2015 and formally commenced investment operations on January 6, 2016 upon raising gross proceeds in excess of $1,000, or the minimum offering requirement, from sales of shares of its Class T common stock in its continuous public offering to persons who were not affiliated with the Company or the Company’s investment adviser, FSIC IV Advisor, LLC, or FSIC IV Advisor. FSIC IV Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, and an affiliate of the Company. Prior to satisfying the minimum offering requirement, the Company had no operations except for matters relating to its organization.

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2015, the Company had one wholly-owned subsidiary through which it currently holds a financing arrangement and one wholly-owned subsidiary through which it will hold interests in certain non-controlled portfolio companies. The consolidated financial statement includes both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2015. All significant intercompany transactions have been eliminated in consolidation.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of $50,000 to $2,500,000 at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase or otherwise acquire minority interests, in target companies, in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity. Any such minority interests are generally acquired in conjunction with one of the Company’s debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps.

Since commencing its continuous public offering and through March 1, 2016, the Company has issued 1,415,677 shares of Class T common stock for gross proceeds of $14,825, including Class T common stock issued under its distribution reinvestment plan. As of March 1, 2016, the Company had raised total gross proceeds of $15,025, including $200 of seed capital contributed by the principal of FSIC IV Advisor in February 2015 and $8,119 in gross proceeds from the principal of FSIC IV Advisor, members of the Company’s board of directors and individuals and entities affiliated with FSIC IV Advisor and GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser.

FS Investment Corporation IV

Notes to Consolidated Financial Statement (Continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying audited consolidated balance sheet of the Company has been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies. The Company has evaluated the impact of subsequent events through the date the financial statement was issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

Use of Estimates: The preparation of the audited financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statement. Actual results could differ from those estimates. Many of the amounts have been rounded, and all amounts are in thousands, except share and per share amounts.

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. All cash balances are maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation.

Valuation of Portfolio Investments: The Company will determine the net asset value of its investment portfolio each quarter. Securities will be valued at fair value as determined in good faith by the Company’s board of directors. In connection with that determination, FSIC IV Advisor will provide the Company’s board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.

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

With respect to investments for which market quotations are not readily available, the Company will undertake a multi-step valuation process each quarter, as described below:

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

FS Investment Corporation IV

Notes to Consolidated Financial Statement (Continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

•

the valuation committee will review the preliminary valuations and FSIC IV Advisor’s management team, together with its independent third-party valuation services, if applicable, will supplement the preliminary valuations to reflect any comments provided by the valuation committee;

•	following its review, the valuation committee will recommend that the Company’s board of directors approve the fair valuations; and

•

the Company’s board of directors will discuss the valuations and determine the fair value of each such investment in the Company’s portfolio in good faith based on various statistical and other factors, including the input and recommendation of FSIC IV Advisor, the valuation committee and any independent third-party valuation services, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company’s audited consolidated financial statements will refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company’s consolidated financial statements. In making its determination of fair value, the Company’s board of directors may use any approved independent third-party pricing or valuation services. However, the Company’s board of directors will not be required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FSIC IV Advisor or any approved independent third-party valuation or pricing service that the Company’s board of directors deems to be reliable in determining fair value under the circumstances. Below is a description of factors that FSIC IV Advisor’s management team, any approved independent third-party valuation services and the Company’s board of directors may consider when determining the fair value of the Company’s investments.

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

For convertible debt securities, fair value will generally approximate the fair value of the debt plus the fair value of an option to purchase the underlying security (i.e., the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used. The Company’s equity interests in portfolio companies for which there is no liquid public market will be valued at fair value. The Company’s board of directors, in its determination of fair value, may consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the Company’s actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

FSIC IV Advisor’s management team, any approved independent third-party valuation services and the Company’s board of directors may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the

FS Investment Corporation IV

Notes to Consolidated Financial Statement (Continued)

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

FS Investment Corporation IV

Notes to Consolidated Financial Statement (Continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

The Company will value its total return swap, or TRS, between its wholly-owned financing subsidiary, Cheltenham Funding LLC, or Cheltenham Funding, and Citibank, N.A., or Citibank, in accordance with the agreements between Cheltenham Funding and Citibank that collectively established the TRS, which agreements are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The Company’s valuation committee and board of directors will review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent the Company’s valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS Agreement. See Note 6 for a discussion of the TRS.

Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the interest income will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment.

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency: Gains or losses on the sale of investments are calculated by using the specific identification method. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized. Net change in unrealized gains or losses on foreign currency reflects the change in the value of receivables or accruals during the reporting period due to the impact of foreign currency fluctuations.

FS Investment Corporation IV

Notes to Consolidated Financial Statement (Continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

Capital Gains Incentive Fee: The Company entered into an investment advisory and administrative services agreement with FSIC IV Advisor, dated as of September 21, 2015, or the investment advisory and administrative services agreement. Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee will equal 20.0% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the investment advisory and administrative services agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants Technical Practice Aid for investment companies, the Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FSIC IV Advisor if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though FSIC IV Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Based on an interpretation of the applicable language in the Advisers Act by the staff of the Division of Investment Management of the SEC, the Company “looks through” its TRS, in calculating the capital gains incentive fee. Under this “look through” methodology, the portion of the net settlement payments received by the Company pursuant to the TRS which would have represented net investment income to the Company had the Company held the loans underlying the TRS directly is treated as net investment income subject to the subordinated incentive fee on income payable to FSIC IV Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans underlying the TRS further reduces the capital gains incentive fee payable to FSIC IV Advisor with respect to realized gains. See Note 6 for a discussion of the TRS.

Subordinated Income Incentive Fee: Pursuant to the investment advisory and administrative services agreement, FSIC IV Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s shares of common stock (including proceeds from its distribution reinvestment plan) reduced for amounts paid for share repurchases pursuant to the Company’s share repurchase program. As a result, FSIC IV Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC IV Advisor is entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. Thereafter, FSIC IV Advisor is entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.

FS Investment Corporation IV

Notes to Consolidated Financial Statement (Continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs will be expensed as the Company raises proceeds in its continuous public offering. During the period from February 25, 2015 (Inception) to December 31, 2015, the Company incurred organization costs of $317 which were paid on behalf of the Company by Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company’s sponsor and an affiliate of FSIC IV Advisor (see Note 3).

Offering Costs: Offering costs include, among other things, marketing expense and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the Company’s Registration Statement on Form N-2 and salaries and direct expenses of FSIC IV Advisor’s personnel, employees of its affiliates and others while engaged in such activities. The Company will charge offering costs against capital in excess of par value on the balance sheet as the Company raises proceeds in its continuous public offering. During the period from February 25, 2015 (Inception) to December 31, 2015, the Company incurred offering costs of $3,403, which were paid on behalf of the Company by Franklin Square Holdings (see Note 3).

Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC IV Advisor became entitled to receive up to 0.75% of gross proceeds raised in the Company’s continuous public offering until all organization and offering costs funded by FSIC IV Advisor or its affiliates (including Franklin Square Holdings) have been recovered.

Income Taxes: The Company intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC tax treatment each year and to not pay any U.S. federal income taxes on income so distributed. The Company will also be subject to nondeductible U.S. federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes.

Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s financial statement. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its statements of operations. During the period from February 25, 2015 (Inception) to December 31, 2015, the Company did not incur any interest or penalties.

Distributions: Distributions to the Company’s stockholders are recorded as of the record date. Subject to applicable legal restrictions and the sole discretion of the Company’s board of directors, the Company currently

FS Investment Corporation IV

Notes to Consolidated Financial Statement (Continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

declares regular cash distributions on a weekly basis and pays such distributions on a monthly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

Note 3. Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

Pursuant to the investment advisory and administrative services agreement, FSIC IV Advisor is entitled to an annual base management fee of 2.0% of the average weekly value of the Company’s gross assets and an incentive fee based on the Company’s performance. The Company commenced accruing fees under the investment advisory and administrative services agreement on January 6, 2016, upon commencement of the Company’s investment operations. Base management fees are paid on a quarterly basis in arrears.

The incentive fee consists of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s common stock (including proceeds from its distribution reinvestment plan) reduced for amounts paid for share repurchases pursuant to the Company’s share repurchase program. As a result, FSIC IV Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC IV Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375% of adjusted capital, or 9.375% annually. This “catch-up” feature allows FSIC IV Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FSIC IV Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee equals 20.0% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FSIC IV Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. See Note 2 for a discussion of the treatment of the TRS with respect to the calculation of the capital gains incentive fee.

The Company reimburses FSIC IV Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FSIC IV Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, the Company’s sponsor and an affiliate of

FS Investment Corporation IV

Notes to Consolidated Financial Statement (Continued)

(in thousands, except share and per share amounts)

Note 3. Related Party Transactions (Continued)

FSIC IV Advisor, providing administrative services to the Company on behalf of FSIC IV Advisor. The amount of this reimbursement is set at the lesser of (1) FSIC IV Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FSIC IV Advisor allocates the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of FSIC IV Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to FSIC IV Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The Company does not reimburse FSIC IV Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC IV Advisor.

Franklin Square Holdings has funded certain of the Company’s organization and offering costs in the amount of $3,720 for the period from February 25, 2015 (Inception) to December 31, 2015. Under the investment advisory and administrative services agreement, there will be no liability on the Company’s part for the organization or offering costs funded by FSIC IV Advisor or its affiliates (including Franklin Square Holdings) until the Company satisfies the minimum offering requirement. On January 6, 2016, the investment advisory and administrative services agreement became effective upon satisfaction of the minimum offering requirement, and FSIC IV Advisor became entitled to receive up to 0.75% of the gross proceeds raised in the Company’s continuous public offering until all organization or offering costs incurred have been recovered. Since commencing its continuous public offering and through March 1, 2016, the Company has paid total reimbursements of $111 to FSIC IV Advisor and its affiliates for organization and offering costs funded by them.

Organization and offering costs primarily include legal, accounting, printing and other expenses relating to the Company’s continuous public offering, including costs associated with technology integration between the Company’s systems and those of its selected broker-dealers, marketing expenses, salaries and direct expenses of FSIC IV Advisor’s personnel, employees of its affiliates and others while engaged in registering and marketing the Company’s common stock, which includes the development of marketing materials and presentations, training and educational meetings, and generally coordinating the marketing process for the Company.

The dealer manager for the Company’s continuous public offering is FS2 Capital Partners, LLC, or FS2, which is one of the Company’s affiliates. Under an amended and restated dealer manager agreement, dated as of November 11, 2015, among the Company, FSIC IV Advisor and FS2, FS2 is entitled to receive upfront sales commissions in connection with the sale of shares of common stock in the Company’s continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers and financial representatives.

FS Investment Corporation IV

Notes to Consolidated Financial Statement (Continued)

(in thousands, except share and per share amounts)

Note 3. Related Party Transactions (Continued)

Distribution Fee

Shares of Class T common stock are subject to an annual distribution fee of 1.40% of the estimated value of such shares, as determined in accordance with applicable rules of The Financial Industry Regulatory Authority, Inc., or FINRA. The distribution fee will be paid by the Company to the dealer manager of the Company’s continuous public offering, FS2, who is an affiliate of the Company. The distribution fee will be paid pursuant to a distribution plan adopted by the Company in compliance with Rules 12b-1 and 17d-3 under the 1940 Act, as if those rules applied to the Company. Among other requirements, such plan must be approved annually by a vote of the Company’s board of directors, including the directors who are not “interested persons” as defined in the 1940 Act and have no direct or indirect financial interest in the operation of such plan or in any agreements related to such plan.

All or a portion of the distribution fee may be re-allowed by the dealer-manager to selected broker-dealers and financial representatives participating in the Company’s continuous public offering. The amount and timing of the reallowance will be based on such factors as the number of shares they sold in the offering, the assistance they provided in marketing the offering and due diligence expenses they incurred. The distribution fee is intended, in part, to compensate the dealer manager and its affiliates for paying certain amounts to advisors and selected broker-dealers at the time of purchase in connection with the distribution of shares of Class T common stock as well as for services rendered by the dealer manager and selected broker-dealers in connection with the ongoing marketing, sale and distribution of such shares.

The distribution fee will accrue daily, beginning on February 1, 2017, and will be paid on a monthly basis. The distribution fee is payable with respect to all shares of Class T common stock, other than shares issued under the Company’s distribution reinvestment plan. The distribution fee will terminate upon the earliest of: (i) a liquidity event; (ii) the Company’s dealer manager advising the Company that the aggregate underwriting compensation from all sources (determined in accordance with applicable FINRA rules), including upfront selling commissions, dealer manager fees, distribution fees and any other underwriting compensation paid to participating broker-dealers with respect to all Class T shares would be in excess of 10% of the gross proceeds from the offering; and (iii) when the total underwriting compensation received from the upfront sales load and distribution fee attributable to Class T shares equal 8.95% of gross offering proceeds, or the sales charge cap. The sales charge cap applicable to certain Class T shares will be reduced by the amount of any upfront selling commission that is waived for such shares.

Capital Contributions by FSIC IV Advisor and GDFM

In February 2015, Michael C. Forman, the principal of FSIC IV Advisor, contributed $200, which was used in its entirety to purchase 20,000 shares of Class T common stock at $10.00 per share. Mr. Forman will not tender these shares of common stock for repurchase as long as FSIC IV Advisor remains the Company’s investment adviser.

As of March 1, 2016, the Company had issued an aggregate of 783,918 shares of Class T common stock for aggregate gross proceeds of $8,119 to the principal of FSIC IV Advisor, members of the Company’s board of directors and individuals and entities affiliated with FSIC IV Advisor and GDFM, including shares of common stock sold to Mr. Forman in February 2015.

FS Investment Corporation IV

Notes to Consolidated Financial Statement (Continued)

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

Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief to affiliates of the Company, upon which the Company may rely, and which permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC IV Advisor, including FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and any future BDCs that are advised by FSIC IV Advisor or its affiliated investment advisers, or collectively the Company’s co-investment affiliates. The Company believes this relief will enhance its ability to further its investment objectives and strategy. The Company believes this relief may also increase favorable investment opportunities for the Company, in part, by allowing it to participate in larger investments, together with the Company’s co-investment affiliates, than would be available to it if such relief had not been obtained. Because the Company’s affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, the Company is permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

Expense Reimbursement

Pursuant to an amended and restated expense support and conditional reimbursement agreement, dated as of October 9, 2015, by and between Franklin Square Holdings and the Company, or the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company’s distributions to stockholders will be paid from its offering

FS Investment Corporation IV

Notes to Consolidated Financial Statement (Continued)

(in thousands, except share and per share amounts)

Note 3. Related Party Transactions (Continued)

proceeds or borrowings. However, because certain investments the Company may make, including preferred and common equity investments, may generate dividends and other distributions to the Company that are treated for tax purposes as a return of capital, a portion of the Company’s distributions to stockholders may also be deemed to constitute a return of capital to the extent that the Company may use such dividends or other distribution proceeds to fund its distributions to stockholders. Under those circumstances, Franklin Square Holdings will not reimburse the Company for the portion of such distributions to stockholders that represent a return of capital, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

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

Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of the Company’s net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the cumulative distributions paid by the Company to its stockholders during such quarter; provided, however, that (i) the Company will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to shares of common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to its common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) will not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year); and (ii) the Company will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time Franklin Square Holdings made the expense support payment to which such reimbursement payment relates. The Company is not obligated to pay interest on the reimbursements it is required to make to Franklin Square Holdings under the expense reimbursement agreement. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, distribution fees, organization and offering costs, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

FS Investment Corporation IV

Notes to Consolidated Financial Statement (Continued)

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

Note 4. Share Repurchase Program

Beginning with the first full calendar quarter following January 6, 2016, and on a quarterly basis thereafter, the Company intends to offer to repurchase shares of common stock on such terms as may be determined by the Company’s board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of the Company’s board of directors, such repurchases would not be in the best interests of the Company’s stockholders or would violate applicable law. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the 1940 Act. In months in which the Company repurchases shares of common stock pursuant to its share repurchase program, it expects to conduct repurchases on the same date that it holds its first weekly closing in such month for the sale of shares of common stock in its continuous public offering. Any offer to repurchase shares of common stock will be conducted solely through tender offer materials mailed to each stockholder.

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

FS Investment Corporation IV

Notes to Consolidated Financial Statement (Continued)

(in thousands, except share and per share amounts)

Note 4. Share Repurchase Program (Continued)

reinvestment plan will be structured as an “opt in” program that requires stockholders to affirmatively elect to have their cash distributions reinvested in additional shares of common stock, such requirement may contribute to the illiquidity of the Company’s shares of common stock. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, beginning with the calendar quarter ending June 30, 2016, the Company will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The Company’s board of directors reserves the right, in its sole discretion, to limit the number of shares to be repurchased for each class by applying the limitations on the number of shares to be repurchased, noted above, on a per class basis. The Company intends to offer to repurchase such shares of common stock at the net offering price in effect on each date of repurchase. The Company’s board of directors may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice.

If a stockholder tenders his or her shares for repurchase by the Company prior to the fifth anniversary of the date such shares were purchased or, if such shares were purchased prior to January 6, 2017, within the period from the date of purchase to February 1, 2022, such shares may be subject to a contingent deferred sales charge. The contingent deferred sales charge will be calculated based upon the lesser of the estimated value of Class T shares as of the date of repurchase and the public offering price at the time such shares were purchased. The amount of the contingent deferred sales charge is payable on a declining annual basis depending on how long the stockholder holds the Class T shares, and is measured from the date of purchase. If the Class T shares are tendered for repurchase: (i) prior to the first anniversary, the charge is 3.90%; (ii) prior to the second anniversary, the charge is 3.12%; (iii) prior to the third anniversary, the charge is 2.34%; (iv) prior to the fourth anniversary, the charge is 1.56%; and (v) prior to the fifth anniversary, the charge is 0.78%. For shares purchased prior to January 6, 2017, the anniversary date for the applicable year shall be measured from February 1, 2017. The contingent deferred sales charge is not payable with respect to shares issued under the Company’s distribution reinvestment plan. If a stockholder tenders a portion of his or her shares, shares received pursuant to our distribution reinvestment plan will be redeemed first. After all such shares have been redeemed, shares will be redeemed on a first-in, first-out basis.

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

The Company is not currently subject to any material legal proceedings and, to the Company’s knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material effect upon its financial condition or results of operations.

FS Investment Corporation IV

Notes to Consolidated Financial Statement (Continued)

(in thousands, except share and per share amounts)

Note 5. Commitments and Contingencies (Continued)

See Note 3 for a discussion of the Company’s commitments to FSIC IV Advisor and its affiliates (including Franklin Square Holdings) for the reimbursement of organization and offering costs funded by Franklin Square Holdings.

Note 6. Subsequent Events

Satisfaction of Minimum Offering Requirement and Commencement of Operations

On January 6, 2016, the Company formally commenced investment operations upon raising gross proceeds in excess of $1,000 from sales of shares of its Class T common stock in its continuous public offering to persons who were not affiliated with the Company or FSIC IV Advisor. On such date, the Company issued 867,757 shares of Class T common stock for gross proceeds of $9,022 pursuant to its public offering, including an aggregate of 755,115 shares of Class T common stock for aggregate gross proceeds of $7,828 from the principal of FSIC IV Advisor, members of the Company’s board of directors and individuals and entities affiliated with FSIC IV Advisor and GDFM.

Declaration of Regular Weekly Cash Distributions

On January 6, 2016 and March 8, 2016, the Company announced that its board of directors declared regular weekly cash distributions for January 2016 through March 2016 and April 2016 through June 2016, respectively, each in the amount of $0.012463 per share, which have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

Citibank Total Return Swap

On January 19, 2016, Cheltenham Funding entered into the TRS for a portfolio of senior secured floating rate loans with Citibank.

A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements.

The TRS with Citibank enables the Company, through its ownership of Cheltenham Funding, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Cheltenham Funding borrowing funds to acquire loans and incurring interest expense to a lender.

Until the date on which the reference portfolio under the TRS meets the full set of diversity and other portfolio criteria required under the TRS documents, or the Portfolio Criteria Satisfaction Date, the Company

FS Investment Corporation IV

Notes to Consolidated Financial Statement (Continued)

(in thousands, except share and per share amounts)

Note 6. Subsequent Events (Continued)

will guarantee Cheltenham Funding’s obligations under the TRS, or the Guarantee. Thereafter, the Guarantee will terminate and the obligations of Cheltenham Funding under the TRS will be non-recourse to the Company. Accordingly, on and after the Portfolio Criteria Satisfaction Date, the Company’s exposure under the TRS will be limited to the value of the Company’s investment in Cheltenham Funding, which generally will equal the value of cash collateral provided by Cheltenham Funding under the TRS.

Pursuant to the terms of the TRS, Cheltenham Funding may select a portfolio of loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $20,000. Cheltenham Funding is required to initially cash collateralize a specified percentage of each loan included under the TRS in accordance with margin requirements described in the agreements between Cheltenham Funding and Citibank that collectively establish the TRS, or collectively, the TRS Agreement. Under the terms of the TRS, Cheltenham Funding has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Cheltenham Funding are available to pay the debts of the Company.

Pursuant to the terms of an investment management agreement that the Company has entered into with Cheltenham Funding, the Company acts as the investment manager of the rights and obligations of Cheltenham Funding under the TRS, including selecting the specific loans to be included in the portfolio of loans subject to the TRS. Accordingly, the loans selected by Cheltenham Funding for purposes of the TRS are selected by the Company in accordance with its investment objectives and strategy to generate current income and, to a lesser extent, long-term capital appreciation. In addition, pursuant to the terms of the TRS, Cheltenham Funding may select any loan or obligation available in the market to be included in the portfolio of loans that meets the obligation criteria set forth in the TRS Agreement.

Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement, including a requirement that substantially all of the loans underlying the TRS be rated by Moody’s Investors Services, Inc. and Standard & Poor’s Rating Services and quoted by (a) at least three nationally-recognized pricing services prior to the Portfolio Criteria Satisfaction Date and (b) thereafter, at least two nationally-recognized pricing services or just one nationally recognized pricing service so long as the underlying loan meets other specified criteria. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Cheltenham Funding receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. Cheltenham Funding pays to Citibank interest at a rate equal to the one-month London Interbank Offered Rate, plus (a) 1.60% per annum prior to the Portfolio Criteria Satisfaction Date and (b) thereafter, 1.50% per annum, in both cases on the full notional amount of the loans subject to the TRS. In addition, upon the termination or repayment of any loan subject to the TRS, Cheltenham Funding will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

Under the terms of the TRS, Cheltenham Funding may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying loans below a specified amount. The limit on the additional collateral that Cheltenham Funding may be required to post pursuant to the TRS is equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash

FS Investment Corporation IV

Notes to Consolidated Financial Statement (Continued)

(in thousands, except share and per share amounts)

Note 6. Subsequent Events (Continued)

collateral already posted by Cheltenham Funding. The amount of collateral required to be posted by Cheltenham Funding is determined primarily on the basis of the aggregate value of the underlying loans.

Except as required under the Guarantee, the Company has no contractual obligation to post any such additional collateral or to make any interest payments to Citibank. When the Guarantee is no longer in effect and payment thereunder to satisfy Cheltenham Funding’s obligations is no longer required, the Company may, but is not obligated to, increase its equity investment in Cheltenham Funding for the purpose of funding any additional collateral or payment obligations for which Cheltenham Funding may become obligated during the term of the TRS. If the Company does not make any such additional investment in Cheltenham Funding and Cheltenham Funding fails to meet its obligations under the TRS, then Citibank will have the right to terminate the TRS and seize the cash collateral posted by Cheltenham Funding under the TRS. In the event of an early termination of the TRS, Cheltenham Funding would be required to pay an early termination fee.

Citibank may terminate the TRS on or after January 19, 2017, the first anniversary of the effectiveness of the TRS (unless certain specified events permit Citibank to terminate the TRS on an earlier date). Cheltenham Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Cheltenham Funding will be required to pay an early termination fee to Citibank if it elects to terminate the TRS prior to the one year anniversary of the effective date. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Cheltenham Funding to Citibank for the period from the termination date through and including January 19, 2017. Such monthly payments will equal the product of (x) 85%, multiplied by (y) the maximum notional amount of the TRS ($20,000), multiplied by (z) 1.60% or 1.50% per annum, as applicable. Other than during the first 90 days and last 30 days of the term of the TRS, Cheltenham Funding is required to pay a minimum usage fee if less than 85% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 85% but less than 100% of the maximum notional amount of the TRS is utilized.

The value of the TRS is based primarily on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank reports the mark-to-market values of the underlying loans to Cheltenham Funding.

In connection with the TRS, Cheltenham Funding has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. Included among the customary events of default and termination events in the TRS Agreement are: (a) a failure to satisfy the portfolio criteria or obligation criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (c) a default by Cheltenham Funding or the Company with respect to indebtedness in an amount equal to or greater than $100 or $10,000, respectively; (d) Cheltenham Funding ceasing to be the Company’s wholly-owned subsidiary; (e) either the Company or Cheltenham Funding amending its constituent documents to alter its investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; (f) the Company ceasing to be the investment manager of Cheltenham Funding or having authority to enter into transactions under the TRS on behalf of Cheltenham Funding, and not being replaced by an entity reasonably acceptable to Citibank; (g) FSIC IV Advisor (or an entity reasonably acceptable to Citibank) ceasing to be the Company’s investment adviser or GDFM (or an affiliate) ceasing to be the investment sub-adviser to FSIC IV Advisor; (h) Cheltenham Funding failing to comply with its investment strategies or restrictions to the extent such non-compliance has or could

FS Investment Corporation IV

Notes to Consolidated Financial Statement (Continued)

(in thousands, except share and per share amounts)

Note 6. Subsequent Events (Continued)

reasonably be expected to have a material adverse effect; (i) Cheltenham Funding becoming liable in respect of any obligation for borrowed money, other than arising under the TRS Agreement; (j) the Company dissolves or liquidates; (k) there occurs, without the prior consent of Citibank, any material change to or departure from the Company’s policies or the policies of Cheltenham Funding that may not be changed without the vote of the Company’s stockholders and that relates to Cheltenham Funding’s performance of its obligations under the TRS Agreement; and (l) the Company violates certain provisions of the 1940 Act, or the Company’s election to be regulated as a BDC under the 1940 Act is revoked or withdrawn.

Consistent with current SEC guidance, for purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company will treat the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by Cheltenham Funding under the TRS, as a senior security for the life of the TRS. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

Further, for purposes of Section 55(a) under the 1940 Act, the Company will treat each loan underlying the TRS as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

Beginning with our fiscal year ending December 31, 2016, we will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis, to evaluate and disclose changes in our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

Please note that the agreements included as exhibits to this annual report on Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about FS Investment Corporation IV or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of FS Investment Corporation IV. (Incorporated by reference to Exhibit (a)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

3.2	Bylaws of FS Investment Corporation IV. (Incorporated by reference to Exhibit (b) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 14, 2015.)

4.1	Form of Subscription Agreement. (Incorporated by reference to FS Investment Corporation IV’s prospectus supplement filed on December 22, 2015 with the Securities and Exchange Commission pursuant to Rule 497 of the Securities Act of 1933, as amended.)

4.2	Distribution Reinvestment Plan of FS Investment Corporation IV. (Incorporated by reference to Exhibit (e) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of September 21, 2015, by and between FS Investment Corporation IV and FSIC IV Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.2	Investment Sub-Advisory Agreement, dated as of September 21, 2015, by and between FSIC IV Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.3	Dealer Manager Agreement, dated as of September 21, 2015, by and among FS Investment Corporation IV, FSIC IV Advisor, LLC and FS2 Capital Partners, LLC (Incorporated by reference to Exhibit (h)(1) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).

10.4	Amended and Restated Dealer Manager Agreement, dated as of November 11, 2015, by and among FS Investment Corporation IV, FSIC IV Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) to Post-Effective Amendment No. 2 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on November 12, 2015.)

10.5	Form of Selected Dealer Agreement. (Incorporated by reference to Exhibit (h)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.6	Custodian Agreement, by and between FS Investment Corporation IV and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.7	Escrow Agreement, dated as of September 21, 2015, by and among FS Investment Corporation IV, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (k)(1) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.8	Amended and Restated Escrow Agreement, dated as of October 9, 2015, by and among FS Investment Corporation IV, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (k)(1) to Post-Effective Amendment No. 1 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 9, 2015.)

10.9	Expense Support and Conditional Reimbursement Agreement, dated as of September 21, 2015, by and between FS Investment Corporation IV and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit (k)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.10	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of October 9, 2015, by and between FS Investment Corporation IV and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit (k)(2) to Post-Effective Amendment No. 1 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 9, 2015.)

10.11	Form of Distribution Plan. (Incorporated by reference to Exhibit (k)(3) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 14, 2015.)

10.12	Class Shares Plan. (Incorporated by reference to Exhibit (h)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.13	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016.)

10.14*	Confirmation Letter Agreement, dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A.

10.15	Investment Management Agreement, dated as of January 19, 2016, by and between FS Investment Corporation IV and Cheltenham Funding LLC (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016.)

10.16	Guarantee, dated as of January 19, 2016, by FS Investment Corporation IV in favor of Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016.)

21.1*	Subsidiaries of FS Investment Corporation IV.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

c. Financial statement schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

FS INVESTMENT CORPORATION IV

Date: March 21, 2016	/s/ MICHAEL C. FORMAN
Michael C. Forman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 21, 2016	/s/ MICHAEL C. FORMAN
Michael C. Forman President and Chief Executive Officer and Director (Principal Executive Officer)

Date: March 21, 2016	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 21, 2016	/s/ DAVID J. ADELMAN
David J. Adelman Director

Date: March 21, 2016	/s/ WALTER D’ALESSIO
M. Walter D’Alessio Director

Date: March 21, 2016	/s/ BARBARA J. FOUSS
Barbara J. Fouss Director

Date: March 21, 2016	/s/ THOMAS J. GRAVINA
Thomas J. Gravina Director

Date: March 21, 2016	/s/ MARC LEDERMAN
Marc Lederman Director

Date: March 21, 2016	/s/ GREGORY S. ROST
Gregory S. Rost Director

Date: March 21, 2016	/s/ JUDAH C. SOMMER
Judah C. Sommer Director

Date: March 21, 2016	/s/ JOHN E. STUART
John E. Stuart Director