Form 10-Q
period 2016-03-31
FS Investment Corp IV
filed 2016-05-13
CIK 1637417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

OR

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

(215) 495-1150

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 3,536,697 shares of the registrant’s Class T common stock outstanding as of April 26, 2016.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation IV

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2016 (Unaudited)	December 31, 2015
Assets
Investments, at fair value (amortized cost—$2,286 and $0 respectively)	$2,376	$—
Cash	13,353	200
Due from counterparty	6,500	—
Receivable for investments sold and repaid	969	—
Interest receivable	7	—
Receivable for common stock purchased	3,725	—
Reimbursement due from sponsor(1)	436	—
Receivable due on total return swap(2)	125	—
Unrealized appreciation on total return swap(2)	455	—

Total assets	$27,946	$200

Liabilities
Payable for investments purchased	$620	$—
Stockholder distributions payable	9	—
Management fees payable	70	—
Accrued capital gains incentive fees(3)	111	—
Administrative services expense payable	59	—
Directors’ fees payable	25	—
Other accrued expenses and liabilities	322	—

Total liabilities	1,216	—

Commitments and contingencies ($4,422 and $3,720, respectively)(4)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.001 par value, 250,000,000 shares authorized, 2,543,910 and 20,000 shares issued and outstanding, respectively	3	—
Class I common stock, $0.001 par value, 350,000,000 shares authorized, none issued and outstanding	—	—
Capital in excess of par value	26,507	200
Accumulated net realized gains on investments and total return swap(5)	34	—
Accumulated distributions in excess of net investment income(5)	(359)	—
Net unrealized appreciation (depreciation) on investments and total return swap	545	—

Total stockholders’ equity	26,730	200

Total liabilities and stockholders’ equity	$27,946	$200

Net asset value per share of common stock at period end	$10.51	$10.00

(1)	See Note 4 for a discussion of expense reimbursements payable to the Company by its investment adviser and affiliates.

(2)	See Note 8 for a discussion of the Company’s total return swap agreement.

(3)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(4)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(5)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Statement of Operations

(in thousands, except share and per share amounts)

Three Months Ended March 31, 2016
Investment income
Interest income	$14

Total investment income	14

Operating expenses
Management fees	70
Capital gains incentive fees(1)	111
Administrative services expenses	60
Stock transfer agent fees	20
Accounting and administrative fees	2
Organization costs	199
Directors’ fees	25
Other general and administrative expenses	208

Total operating expenses	695
Less: Expense reimbursement from sponsor(2)	(436)

Net expenses	259

Net investment income (loss)	(245)

Realized and unrealized gain/loss
Net realized gain (loss) on total return swap(3)	125
Net change in unrealized appreciation (depreciation) on investments	90
Net change in unrealized appreciation (depreciation) on total return swap(3)	455

Total net realized and unrealized gain/loss on investments and total return swap	670

Net increase (decrease) in net assets resulting from operations	$425

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.32

Weighted average shares outstanding	1,310,506

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(2)	See Note 4 for a discussion of expense reimbursements payable to the Company by its investment adviser and affiliates.

(3)	See Note 8 for a discussion of the Company’s total return swap agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Statement of Changes in Net Assets

(in thousands)

Three Months Ended March 31, 2016
Operations
Net investment income (loss)	$(245)
Net realized gain (loss) on total return swap(1)	125
Net change in unrealized appreciation (depreciation) on investments	90
Net change in unrealized appreciation (depreciation) on total return swap(1)	455

Net increase (decrease) in net assets resulting from operations	425

Stockholder distributions(2)
Distributions from net investment income	(114)
Distributions from net realized gain on investments	(91)

Net decrease in net assets resulting from stockholder distributions	(205)

Capital share transactions(3)
Issuance of common stock	26,162
Reinvestment of stockholder distributions	148

Net increase in net assets resulting from capital share transactions	26,310

Total increase (decrease) in net assets	26,530
Net assets at beginning of period	200

Net assets at end of period	$26,730

Accumulated distributions in excess of net investment income(3)	$(359)

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Statement of Cash Flows

(in thousands)

Three Months Ended March 31, 2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$425
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(7,529)
Proceeds from sales and repayments of investments	5,249
Net change in unrealized (appreciation) depreciation on investments	(90)
Net change in unrealized (appreciation) depreciation on total return swap(1)	(455)
Accretion of discount	(6)
(Increase) decrease in due from counterparty	(6,500)
(Increase) decrease in receivable for investments sold and repaid	(969)
(Increase) decrease in interest receivable	(7)
(Increase) decrease in expense reimbursement due from sponsor(2)	(436)
(Increase) decrease in receivable due on total return swap(1)	(125)
Increase (decrease) in payable for investments purchased	620
Increase (decrease) in management fees payable	70
Increase (decrease) in accrued capital gains incentive fees	111
Increase (decrease) in administrative services expense payable	59
Increase (decrease) in directors’ fees payable	25
Increase (decrease) in other accrued expenses and liabilities	322

Net cash provided by (used in) operating activities	(9,236)

Cash flows from financing activities
Issuance of common stock	22,437
Reinvestment of stockholder distributions	148
Stockholder distributions	(196)

Net cash provided by financing activities	22,389

Total increase (decrease) in cash	13,153
Cash at beginning of period	200

Cash at end of period	$13,353

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 4 for a discussion of expense reimbursements payable to the Company by its investment adviser and affiliates.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Schedule of Investments

As of March 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loan—First Lien—3.4%
Presidio LLC		Software & Services	7.0%		2/1/19	$900	$856	$915

Total Senior Secured Loan—First Lien							856	915

Senior Secured Loan—Second Lien—2.5%
Stardust Finance Holdings, Inc.	(e)(f)	Materials	L+950	1.0%	3/13/23	667	620	650

Total Senior Secured Loan—Second Lien							620	650

Subordinated Debt—3.0%
AMC Networks, Inc.	(e)	Media	5.0%		4/1/24	810	810	811

Total Subordinated Debt							810	811

TOTAL INVESTMENTS—8.9%							$2,286	2,376

OTHER ASSETS IN EXCESS OF LIABILITIES—91.1%								24,354

NET ASSETS—100.0%								$26,730

Total Return Swap						Notional Amount		Unrealized Appreciation
Citibank TRS Facility (Note 8)	(e)					$17,277		$455

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2016, the three-month London Interbank Offered Rate, or LIBOR, was 0.63%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2016, 94.7% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 74.0% of the Company’s total assets represented qualifying assets as of March 31, 2016.

(f)	Position or portion thereof unsettled as of March 31, 2016.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements

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

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2016, the Company had one wholly-owned subsidiary through which it currently holds a financing arrangement and one wholly-owned subsidiary through which it will hold interests in certain non-controlled portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2016. All significant intercompany transactions have been eliminated in consolidation.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statement as of December 31, 2015 included in the Company’s annual report on Form 10-K. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The December 31, 2015 consolidated balance sheet is derived from the Company’s audited consolidated financial statement as of December 31, 2015. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

Use of Estimates: The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded, and all amounts are in thousands, except share and per share amounts.

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

While the investment advisory and administrative services agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, the Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FSIC IV Advisor if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though FSIC IV Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Based on an interpretation of the applicable language in the Advisers Act by the staff of the Division of Investment Management of the SEC, the Company “looks through” its total return swap, or TRS, entered into on January 19, 2016 between its wholly-owned financing subsidiary Cheltenham Funding LLC, or Cheltenham Funding, and Citibank, N.A., or Citibank, in calculating the capital gains incentive fee. Under this “look through” methodology, the portion of the net settlement payments received by the Company pursuant to the TRS which would have represented net investment income to the Company had the Company held the loans underlying the TRS directly is treated as net investment income subject to the subordinated incentive fee on income payable to

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

FSIC IV Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans underlying the TRS further reduces the capital gains incentive fee payable to FSIC IV Advisor with respect to realized gains. See Note 8 for a discussion of the TRS.

Subordinated Income Incentive Fee: Pursuant to the investment advisory and administrative services agreement, FSIC IV Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s common stock (including proceeds from its distribution reinvestment plan) reduced for amounts paid for share repurchases pursuant to the Company’s share repurchase program. As a result, FSIC IV Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC IV Advisor is entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre- incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. Thereafter, FSIC IV Advisor is entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.

Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as the Company raises proceeds in its continuous public offering. During the three months ended March 31, 2016, the Company expensed $199 of organization costs as it raised proceeds in its continuous public offering, which commenced on January 6, 2016. During the period from February 25, 2015 (Inception) to December 31, 2015, the Company incurred organization costs of $317 which were paid on the Company’s behalf by Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company’s sponsor and an affiliate of FSIC IV Advisor (see Note 4).

Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal, and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the Company’s Registration Statement on Form N-2 and salaries and direct expenses of FSIC IV Advisor’s personnel, employees of its affiliates and others while engaged in such activities. The Company will defer and amortize such costs as an expense over twelve months as the Company raises proceeds in its continuous public offering. During the three months ended March 31, 2016 and the period from February 25, 2015 (Inception) to December 31, 2015, the Company incurred offering costs of $465 and $3,403, respectively, which were paid on the Company’s behalf by Franklin Square Holdings (see Note 4).

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
	Shares	Amount
Gross Proceeds from Offering	2,509,726	$26,569
Reinvestment of Distributions	14,184	148

Total Gross Proceeds	2,523,910	26,717
Upfront Selling Commissions	—	(407)

Net Proceeds to Company from Share Transactions	2,523,910	$26,310

Status of Continuous Public Offering

Since commencing its continuous public offering and through April 26, 2016, the Company has issued 3,516,697 shares of Class T common stock for gross proceeds of $37,436, including Class T common stock issued under its distribution reinvestment plan. As of April 26, 2016, the Company had raised total gross proceeds of $37,636, including $200 of seed capital contributed by the principal of FSIC IV Advisor in February 2015 and $8,195 in gross proceeds from the principal of FSIC IV Advisor, members of the Company’s board of directors and other individuals and entities affiliated with FSIC IV Advisor and GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser (see Note 4).

During the three months ended March 31, 2016, the Company issued 2,523,910 shares of Class T common stock for gross proceeds of $26,717 at an average price per share of $10.59. The gross proceeds received during the three months ended March 31, 2016 include reinvested stockholder distributions of $148, for which the Company issued 14,184 shares of Class T common stock. During the period from April 1, 2016 to April 26, 2016, the Company issued 992,787 shares of Class T common stock for gross proceeds of $10,719 at an average price per share of $10.80.

The proceeds from the issuance of common stock as presented on the Company’s unaudited consolidated statement of changes in net assets and unaudited consolidated statement of cash flows are presented net of upfront selling commissions fees of $407 for the three months ended March 31, 2016.

The Company has submitted to the SEC an application for an exemptive order to permit it to offer additional classes of common stock. If an exemptive order satisfactory to the Company is granted prior to January 6, 2017, a year from the date the Company met the minimum offering requirement, it intends to offer Class A, Class D and Class I shares and may offer other classes of common stock. If an exemptive order satisfactory to the Company is not granted prior to January 6, 2017, the Company will close the offering of Class T shares (other than shares issued under the Company’s distribution reinvestment plan) and will not issue any additional share classes.

Share Repurchase Program

Beginning with the second quarter of 2016, and on a quarterly basis thereafter, the Company intends to offer to repurchase shares of common stock on such terms as may be determined by the Company’s board of directors

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

in its complete and absolute discretion unless, in the judgment of the independent directors of the Company’s board of directors, such repurchases would not be in the best interests of the Company’s stockholders or would violate applicable law. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the 1940 Act. In months in which the Company repurchases shares of common stock pursuant to its share repurchase program, it expects to conduct repurchases on the same date that it holds its first weekly closing in such month for the sale of shares of common stock in its continuous public offering. Any offer to repurchase shares of common stock will be conducted solely through tender offer materials mailed to each stockholder.

The Company’s board of directors will consider the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase shares and under what terms:

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

The Company currently intends to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it can repurchase with the proceeds it receives from the issuance of shares of common stock under its distribution reinvestment plan. Because the Company’s distribution reinvestment plan will be structured as an “opt in” program that requires stockholders to affirmatively elect to have their cash distributions reinvested in additional shares of common stock, such requirement may contribute to the illiquidity of the Company’s shares of common stock. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, the Company will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The Company’s board of directors reserves the right, in its sole discretion, to limit the number of shares to be repurchased for each class by applying the limitations on the number of shares to be repurchased, noted above, on a per class basis. The Company intends to offer to repurchase such shares of common stock at the net offering price in effect on each date of repurchase. The Company’s board of directors may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice.

If a stockholder tenders his or her shares for repurchase by the Company prior to the fifth anniversary of the date such shares were purchased or, if such shares were purchased prior to January 6, 2017, within the period from the date of purchase to February 1, 2022, such shares may be subject to a contingent deferred sales charge. The contingent deferred sales charge will be calculated based upon the lesser of the estimated value of Class T

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

shares as of the date of repurchase and the public offering price at the time such shares were purchased. The amount of the contingent deferred sales charge is payable on a declining annual basis depending on how long the stockholder holds the Class T shares, and is measured from the date of purchase. If the Class T shares are tendered for repurchase: (i) prior to the first anniversary, the charge is 3.90%; (ii) prior to the second anniversary, the charge is 3.12%; (iii) prior to the third anniversary, the charge is 2.34%; (iv) prior to the fourth anniversary, the charge is 1.56%; and (v) prior to the fifth anniversary, the charge is 0.78%. For shares purchased prior to January 6, 2017, the anniversary date for the applicable year shall be measured from February 1, 2017. The contingent deferred sales charge is not payable with respect to shares issued under the Company’s distribution reinvestment plan. If a stockholder tenders a portion of his or her shares, shares received pursuant to the Company’s distribution reinvestment plan will be redeemed first. After all such shares have been redeemed, shares will be redeemed on a first-in, first-out basis.

Note 4. Related Party Transactions

Compensation of the Investment Adviser

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

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

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

The Company reimburses FSIC IV Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FSIC IV Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, the Company’s sponsor and an affiliate of FSIC IV Advisor, providing administrative services to the Company on behalf of FSIC IV Advisor. The amount of this reimbursement is set at the lesser of (1) FSIC IV Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FSIC IV Advisor allocates the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of FSIC IV Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to FSIC IV Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The Company does not reimburse FSIC IV Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC IV Advisor.

Under the investment advisory and administrative services agreement, the Company, either directly or through reimbursement to FSIC IV Advisor or its affiliates, is responsible for its organization and offering costs in an amount up to 0.75% of gross proceeds raised in the Company’s continuous public offering. Organization and offering costs primarily include legal, accounting, printing and other expenses relating to the Company’s continuous public offering, including costs associated with technology integration between the Company’s systems and those of its selected broker-dealers, marketing expenses, salaries and direct expenses of FSIC IV Advisor’s personnel, employees of its affiliates and others while engaged in registering and marketing the Company’s common stock, which includes the development of marketing materials and presentations, training and educational meetings, and generally coordinating the marketing process for the Company.

Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, Franklin Square Holdings, an affiliate of FSIC IV Advisor, will fund the Company’s organization and offering costs. Following this period, the Company will pay its organization and offering costs directly and will reimburse FSIC IV Advisor for offering costs incurred by FSIC IV Advisor on the Company’s behalf, including marketing expenses, with respect to salaries and other direct expenses of FSIC IV Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock. On January 6, 2016, the investment advisory and administrative services agreement became effective upon satisfaction of the minimum offering requirement, and FSIC IV Advisor became entitled to receive up to 0.75% of the gross proceeds raised in the Company’s continuous public offering until all organization and offering costs incurred have been recovered. As the Company reimburses FSIC IV Advisor for such costs, organization costs are charged to expense and offering costs are deferred and amortized to expense over twelve months.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Franklin Square Holdings funded certain of the Company’s organization and offering costs in the amounts of $465 and $3,720, respectively, for the three months ended March 31, 2016 and the period from February 25, 2015 (Inception) to December 31, 2015. Under the investment advisory and administrative services agreement, there was no liability on the Company’s part for the organization or offering costs funded by FSIC IV Advisor or its affiliates (including Franklin Square Holdings) until the Company satisfied the minimum offering requirement on January 6, 2016. Since commencing its continuous public offering and through March 31, 2016, the Company has paid total reimbursements of $199 to FSIC IV Advisor and its affiliates for organization costs funded by them.

The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement and during the three months ended March 31, 2016:

Related Party	Source Agreement	Description	Three Months Ended March 31, 2016
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$70
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$111
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$60

(1)	During the three months ended March 31, 2016, there were no base management fees paid to FSIC IV Advisor. Of the $70 in base management fees accrued and payable as of March 31, 2016, it is intended that all of such fees will be applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement (see “—Expense Reimbursement” below) as of March 31, 2016.
(2)	During the three months ended March 31, 2016, the Company accrued capital gains incentive fees of $111, of which $96 was based on unrealized gains and $15 was based on realized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. The Company did not pay any capital gains incentive fees to FS Advisor during the three months ended March 31, 2016. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)	During the three months ended March 31, 2016, $59 of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC IV Advisor and the remainder related to other reimbursable expenses. The Company paid $1 in administrative services expenses to FSIC IV Advisor during the three months ended March 31, 2016.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Compensation of the Dealer Manager

The dealer manager for the Company’s continuous public offering is FS2 Capital Partners, LLC, or FS2, which is one of the Company’s affiliates. Under an amended and restated dealer manager agreement, dated as of November 11, 2015, among the Company, FSIC IV Advisor and FS2, FS2 is entitled to receive upfront sales commissions in connection with the sale of shares of common stock in the Company’s continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers and financial representatives. The dealer manager re-allowed to selected broker dealers and other financial representatives the upfront sales commissions it was entitled to receive during the three months ended March 31, 2016.

Shares of Class T common stock are subject to an annual distribution fee of 1.40% of the estimated value of such shares, as determined in accordance with applicable rules of The Financial Industry Regulatory Authority, Inc., or FINRA. The distribution fee will be paid by the Company to the dealer manager pursuant to a distribution plan adopted by the Company in compliance with Rules 12b-1 and 17d-3 under the 1940 Act, as if those rules applied to the Company. Among other requirements, such plan must be approved annually by a vote of the Company’s board of directors, including the directors who are not “interested persons” as defined in the 1940 Act and have no direct or indirect financial interest in the operation of such plan or in any agreements related to such plan.

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

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

As of April 26, 2016, the Company issued an aggregate of 791,048 shares of Class T common stock for aggregate gross proceeds of $8,195 to the principal of FSIC IV Advisor, members of the Company’s board of directors and other individuals and entities affiliated with FSIC IV Advisor and GDFM, including shares of Class T common stock sold to Mr. Forman in February 2015.

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

Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief to affiliates of the Company, upon which the Company may rely, and which permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC IV Advisor, including FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and any future BDCs that are advised by FSIC IV Advisor or its affiliated investment advisers, or collectively the Company’s co-investment affiliates. The Company believes this relief will enhance its ability to further its investment objectives and strategy. The Company believes this relief may also increase favorable investment opportunities for it, in part, by allowing it to participate in larger investments, together with its co-investment affiliates, than would be available to the Company if such relief had not been obtained. Because the Company’s affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, the Company is permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance (e.g., where price is the only negotiated term).

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

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

Under the expense reimbursement agreement, Franklin Square Holdings will reimburse the Company for expenses in an amount equal to the difference between the Company’s cumulative distributions paid to its stockholders in each quarter, less the sum of the Company’s net investment company taxable income, net capital gains and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.

Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of the Company’s net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the cumulative distributions paid by the Company to its stockholders during such quarter; provided, however, that (i) the Company will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to shares of common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to shares of its common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year); and (ii) the Company will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings for any calendar quarter if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time Franklin Square Holdings made the expense support payment to which such reimbursement payment relates. The Company is not obligated to pay interest on the reimbursements it is required to make to Franklin Square Holdings under the expense

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

reimbursement agreement. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, distribution fees, organization and offering costs, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

The Company or Franklin Square Holdings may terminate the expense reimbursement agreement at any time. Franklin Square Holdings has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that it bears a reasonable level of expenses in relation to its income. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. Upon termination of the expense reimbursement agreement by Franklin Square Holdings, Franklin Square Holdings will be required to fund any amounts accrued thereunder as of the date of termination. Similarly, the Company’s conditional obligation to reimburse Franklin Square Holdings pursuant to the terms of the expense reimbursement agreement shall survive the termination of such agreement by either party.

During the period from January 6, 2016 (Commencement of Operations) through March 31, 2016, the Company accrued $436 for expense reimbursements that Franklin Square Holdings has agreed to pay. As discussed in the table above, it is intended that these reimbursements will be funded, in part, through the offset of management fees payable by the Company to FSIC IV Advisor.

As discussed above, under the expense reimbursement agreement, amounts reimbursed to the Company by Franklin Square Holdings may become subject to repayment by the Company in the future. During the period from January 6, 2016 (Commencement of Operations) through March 31, 2016, the Company did not accrue any expense recoupments payable to Franklin Square Holdings.

The following table reflects the expense reimbursement payment due from Franklin Square Holdings to the Company as of March 31, 2016 that may become subject to repayment by the Company to Franklin Square Holdings:

For the Three Months Ended	Amount of Expense Reimbursement Payment	Annualized “Other Operating Expenses” Ratio as of the Date of Expense Reimbursement	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
March 31, 2016	$436	9.97%	6.00%	March 31, 2019

(1)	The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of March 31, 2016 (which is calculated by annualizing the regular weekly cash distribution per share as of March 31, 2016 without compounding), divided by the public offering price per share of Class T common stock as of March 31, 2016.

Franklin Square Holdings is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and Franklin Square Holdings’ co-founder, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company’s expenses in future quarters.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the three months ended March 31, 2016:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.1496	$205

The Company currently declares regular cash distributions on a quarterly basis and pays such distributions on a monthly basis to shareholders of record determined on a weekly basis. On March 8, 2016 and May 10, 2016, the Company’s board of directors declared regular weekly cash distributions for April 2016 through June 2016 and July 2016 through September 2016, respectively, each in the amount of $0.012463 per share. These distributions, which have been or will be paid monthly to Class T stockholders of record as of weekly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a cash distribution, its stockholders will receive the distribution in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in the distribution reinvestment plan.

Under the distribution reinvestment plan, cash distributions to participating stockholders are reinvested in additional shares of the Company’s common stock at a purchase price equal to the net offering price per share in effect as of the date of issuance. Although distributions paid in the form of additional shares of common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders who elect to participate in the Company’s distribution reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Stockholders receiving distributions in the form of additional shares of common stock will be treated as receiving a distribution in the amount of the fair market value of shares of the Company’s common stock.

The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

For a period of time following commencement of the Company’s continuous public offering, which time period may be significant, substantial portions of the Company’s distributions have been, and may in the future, be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC IV Advisor, that are subject to repayment by the Company within three years. The purpose of this arrangement is to ensure that no portion of the Company’s distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. The Company’s future repayments of amounts reimbursed or waived by Franklin Square Holdings or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. If Franklin Square Holdings had not reimbursed certain of the Company’s expenses, 56% of the aggregate amount of distributions paid during the three months ended March 31, 2016 would have been funded from offering proceeds or borrowings.

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the three months ended March 31, 2016:

Three Months Ended March 31, 2016
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	—	—
Short-term capital gains proceeds from the sale of assets	91	44%
Long-term capital gains proceeds from the sale of assets	—	—
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Expense reimbursement from sponsor	114	56%

Total	$205	100%

(1)	During the three months ended March 31, 2016, 92.9% of the Company’s gross investment income was attributable to cash income earned, 7.1% was attributable to non-cash accretion of discount.

The Company’s net investment income on a tax basis for the three months ended March 31, 2016 was $114. As of March 31, 2016, the Company had distributed all of its net investment income and realized gains on a tax basis.

The difference between the Company’s GAAP-basis net investment income (loss) and its tax-basis net investment income is primarily due to the tax-basis deferral and amortization of organization costs and the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table sets forth a reconciliation between GAAP-basis net investment income (loss) and tax-basis net investment income during the three months ended March 31, 2016:

Three Months Ended March 31, 2016
GAAP-basis net investment income (loss)	$(245)
Tax-basis deferral and amortization of organization costs	197
Reversal of incentive fee accrual on unrealized gains	96
Reclassification of unamortized original issue discount	(5)
Tax-basis net investment income portion of total return swap payments	39
Accretion of discount on total return swap	32

Tax-basis net investment income	$114

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of March 31, 2016 the components of accumulated earnings on a tax basis were as follows:

March 31, 2016
Distributable ordinary income	$—
Distributable capital gains (accumulated capital losses)	—
Incentive fee accrual on unrealized gains	(96)
Unamortized organization costs	(197)
Net unrealized appreciation (depreciation) on investments and total return swap(1)	513

Total	$220

(1)	As of March 31, 2016, the gross unrealized appreciation on the Company’s investments and TRS was $513.

The aggregate cost of the Company’s investments, including the accretion of discount on the TRS, for U.S. federal income tax purposes totaled $2,318 as of March 31, 2016. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s TRS, was $513 as of March 31, 2016.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2016:

	March 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$856	$915	39%
Senior Secured Loans—Second Lien	620	650	27%
Subordinated Debt	810	811	34%

Total	$2,286	$2,376	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2016 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8. As of March 31, 2016, the investments underlying the TRS had a notional amount and market value of $17,277 and $17,537, respectively.

	March 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$16,025	$16,325	82%
Senior Secured Loans—Second Lien	2,728	2,777	14%
Subordinated Debt	810	811	4%

Total	$19,563	$19,913	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of March 31, 2016, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2016, the Company had no investments with unfunded commitments.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2016:

	March 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio
Materials	$650	27%
Media	811	34%
Software & Services	915	39%

Total	$2,376	100%

Note 7. Fair Value of Financial Instruments

Under existing accounting guidance, fair value is defined as the price that the Company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. This accounting guidance emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

The Company classifies the inputs used to measure these fair values into the following hierarchy as defined by current accounting guidance:

Level 1: Inputs that are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs that are quoted prices for similar assets or liabilities in active markets.

Level 3: Inputs that are unobservable for an asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

As of March 31, 2016, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2016
	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	2,376	455

Total	$2,376	$455

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The Company’s investments as of March 31, 2016 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. One senior secured loan investment, for which broker quotes were not available, was valued by an independent valuation firm, which determined the fair value of such investment by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investment. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

The Company values the TRS in accordance with the agreements between Cheltenham Funding and Citibank that collectively established the TRS, which agreements are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The valuation committee of the Company’s board of directors, or the valuation committee, and the board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent the Company’s valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. For additional information on the Company’s TRS, see Note 8.

The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where the Company’s board of directors otherwise determines that the use of such other methods is appropriate. The Company periodically benchmarks the valuations provided by the independent valuation firms against the actual prices at which the Company purchases and sells its investments. The valuation committee of the Company’s board of directors and the board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation policy.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the three months ended March 31, 2016 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2016
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Subordinated Debt	Total
Fair value at beginning of period	$—	$—	$—	$—
Accretion of discount (amortization of premium)	6	—	—	6
Net realized gain (loss)	11	—	(11)	—
Net change in unrealized appreciation (depreciation)	59	30	1	90
Purchases	1,909	620	5,000	7,529
Sales and redemptions	(1,070)	—	(4,179)	(5,249)
Net transfers in or out of Level 3	—	—	—	—

Fair value at end of period	$915	$650	$811	$2,376

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$59	$30	$1	$90

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2016 were as follows:

Type of Investment	Fair Value at March 31, 2016	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$915	Market Comparables	Market Yield (%)	6.8% - 7.3%	7.0%
Senior Secured Loans—Second Lien	650	Market Quotes	Indicative Dealer Quotes	97.0% - 98.0%	97.5%
Subordinated Debt	811	Market Quotes	Indicative Dealer Quotes	100.0% - 100.5%	100.3%

Total	$2,376

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which was provided by an independent third-party pricing service and screened for validity by such service. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangement

The following table presents summary information with respect to the Company’s outstanding financing arrangement as of March 31, 2016. For additional information regarding this financing arrangement, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2015 and the additional disclosure set forth in this Note 8.

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap	Total Return Swap	L+1.60%	$17,277	$2,723	N/A	(1)

(1)	The TRS may be terminated by Cheltenham Funding at any time, subject to payment of an early termination fee if prior to January 19, 2017, or by Citibank at any time on or after January 19, 2017, in each case, whole or in part, upon prior written notice to the other party. On April 12, 2016, Cheltenham Funding entered into an amendment to increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS from $20,000 to $50,000.

Citibank Total Return Swap

On January 19, 2016, the Company’s wholly-owned financing subsidiary, Cheltenham Funding, entered into the TRS for a portfolio of senior secured floating rate loans with Citibank. On April 12, 2016, Cheltenham Funding entered into an amendment to increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS from $20,000 to $50,000.

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

Until the date on which the reference portfolio under the TRS meets the full set of diversity and other portfolio criteria required under the TRS documents, or the Portfolio Criteria Satisfaction Date, the Company will guarantee Cheltenham Funding’s obligations under the TRS, or the Guarantee. Thereafter, the Guarantee will terminate and the obligations of Cheltenham Funding under the TRS will be non-recourse to the Company. Accordingly, on and after the Portfolio Criteria Satisfaction Date, the Company’s exposure under the TRS will be limited to the value of the Company’s investment in Cheltenham Funding, which generally will equal the value of cash collateral provided by Cheltenham Funding under the TRS.

Pursuant to the terms of the TRS, Cheltenham Funding may select a portfolio of loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $20,000 (increased to $50,000 on April 12, 2016). Cheltenham Funding is required to initially cash collateralize a

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangement (continued)

specified percentage of each loan included under the TRS in accordance with margin requirements described in the agreements between Cheltenham Funding and Citibank that collectively establish the TRS, or collectively, the TRS Agreement. Under the terms of the TRS, Cheltenham Funding has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Cheltenham Funding are available to pay the debts of the Company.

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

Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement, including a requirement that substantially all of the loans underlying the TRS be rated by Moody’s Investors Services, Inc., or Moody’s, and Standard & Poor’s Ratings Services, or S&P, and quoted by (a) at least three nationally-recognized pricing services prior to the Portfolio Criteria Satisfaction Date and (b) thereafter, at least two nationally-recognized pricing services or just one nationally recognized pricing service so long as the underlying loan meets other specified criteria. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Cheltenham Funding receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. Cheltenham Funding pays to Citibank interest at a rate equal to one-month LIBOR, plus (a) 1.60% per annum prior to the Portfolio Criteria Satisfaction Date and (b) thereafter, 1.50% per annum, in both cases on the full notional amount of the loans subject to the TRS. In addition, upon the termination or repayment of any loan subject to the TRS, Cheltenham Funding will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

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

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangement (continued)

Funding fails to meet its obligations under the TRS, then Citibank will have the right to terminate the TRS and seize the cash collateral posted by Cheltenham Funding under the TRS. In the event of an early termination of the TRS, Cheltenham Funding would be required to pay an early termination fee.

Citibank may terminate the TRS on or after January 19, 2017, the first anniversary of the effectiveness of the TRS (unless certain specified events permit Citibank to terminate the TRS on an earlier date). Cheltenham Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Cheltenham Funding will be required to pay an early termination fee to Citibank if it elects to terminate the TRS prior to the one year anniversary of the effective date. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Cheltenham Funding to Citibank for the period from the termination date through and including January 19, 2017. Such monthly payments will equal the product of (x) 85%, multiplied by (y) the maximum notional amount of the TRS ($20,000), multiplied by (z) 1.60% or 1.50% per annum, as applicable. If the TRS had been terminated as of March 31, 2016, Cheltenham Funding would have been required to pay an early termination fee of $190. Other than during the first 90 days and last 30 days of the term of the TRS, Cheltenham Funding is required to pay a minimum usage fee if less than 85% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 85% but less than 100% of the maximum notional amount of the TRS is utilized.

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

As of March 31, 2016 the fair value of the TRS was $455. The net change in fair value of the TRS is reflected as unrealized appreciation (depreciation) on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statement of operations as net change in unrealized appreciation (depreciation) on total return swap. As of March 31, 2016, Cheltenham Funding had selected 12 underlying loans with a total notional amount of $17,277 and posted $6,500 in cash collateral held by Citibank (of which only $6,381 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheet.

For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company treats the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by Cheltenham Funding under the TRS, as a senior security for the life of that instrument. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

Further, for purposes of Section 55(a) under the 1940 Act, the Company treats each loan underlying the TRS as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangement (continued)

The following is a summary of the underlying loans subject to the TRS as of March 31, 2016:

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
AdvancePierre Foods, Inc.	Food, Beverage & Tobacco	L+825	1.3%	10/10/17	$1,656	$1,661	$5
Blue Coat Holdings, Inc.	Technology Hardware & Equipment	L+350	1.0%	5/20/22	973	980	7
Brock Holdings III, Inc.	Energy	L+450	1.5%	3/16/17	932	949	17
Builders FirstSource, Inc.(3)	Capital Goods	L+500	1.0%	7/29/22	2,972	2,968	(4)
Caesars Entertainment Resort Properties, LLC	Consumer Services	L+600	1.0%	10/11/20	913	919	6
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+400	1.0%	7/8/22	940	945	5
Ceridian HCM Holding Inc.	Commercial & Professional Services	L+350	1.0%	9/15/20	1,878	2,051	173
Quanex Building Products Corp.(3)	Capital Goods	L+525	1.0%	10/7/22	1,992	1,995	3
SRS Distribution Inc.	Capital Goods	L+425	1.0%	8/25/22	994	995	1
Stardust Finance Holdings, Inc.(3)	Materials	L+550	1.0%	3/14/22	2,681	2,715	34
TierPoint, LLC	Software & Services	L+450	1.0%	12/2/21	894	893	(1)
TNS, Inc.	Software & Services	L+800	1.0%	8/14/20	452	466	14

Total					$17,277	$17,537	260

			Total TRS Accrued Income and Liabilities:				195

			Total TRS Fair Value:				$455

(1)	Loan may be an obligation of one or more entities affiliated with the named company.
(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2016, three-month LIBOR was 0.63%.
(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

Note 9. Commitments and Contingencies

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. Management of FSIC IV Advisor has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

The Company is not currently subject to any material legal proceedings and, to the Company’s knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material effect upon its financial condition or results of operations.

See Note 4 for a discussion of the Company’s commitments to FSIC IV Advisor and its affiliates (including Franklin Square Holdings).

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2016:

Three Months Ended March 31, 2016
Per Share Data:(1)
Net asset value, beginning of period	$10.00
Results of operations(2)
Net investment income (loss)	(0.18)
Net realized and unrealized appreciation (depreciation) on investments and total return swap	0.49

Net increase (decrease) in net assets resulting from operations	0.31

Stockholder distributions(3)
Distributions from net investment income	(0.08)
Distributions from net realized gain on investments	(0.07)

Net decrease in net assets resulting from stockholder distributions	(0.15)

Capital share transactions
Issuance of common stock(4)	0.35

Net increase in net assets resulting from capital share transactions	0.35

Net asset value, end of period	$10.51

Shares outstanding, end of period	2,543,910

Total return(5)	3.70%

Ratio/Supplemental Data:
Net assets, end of period	$26,730

Ratio of net investment income (loss) to average net assets(6)	(1.83)%

Ratio of capital gains incentive fees to average net assets(6)	0.83%

Ratio of total operating expenses to average net assets(6)	5.18%
Ratio of expenses reimbursed by sponsor to average net assets(6)	(3.25)%

Ratio of net expenses to average net assets(6)	1.93%

Portfolio turnover(7)	364.60%

Total amount of senior securities outstanding, exclusive of treasury securities	$10,896

Asset coverage per unit(8)	3.45

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the period from January 6, 2016 (Commencement of Operations) through March 31, 2016.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of selling commissions, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The total return for the period from January 6, 2016 (Commencement of Operations) through March 31, 2016 was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share on January 6, 2016 (Commencement of Operations). The total return does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculation set forth above represents the total return on the Company’s investment portfolio during the period and does not represent an actual return to stockholders.

(6)	Weighted average net assets during the period from January 6, 2016 (Commencement of Operations) through March 31, 2016 are used for this calculation.

(7)	Portfolio turnover for the period from January 6, 2016 (Commencement of Operations) through March 31, 2016 is not annualized.

(8)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us” and “our” refer to FS Investment Corporation IV.

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

Overview

We were incorporated under the general corporation laws of the State of Maryland on February 25, 2015 and formally commenced investment operations on January 6, 2016 upon raising the minimum offering requirement from sales of shares of our Class T common stock in our continuous public offering to persons who were not affiliated with us or FSIC IV Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization.

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

In addition, our relationship with GSO Capital Partners LP, the parent of GDFM and one of the largest CLO managers in the world, allows us to opportunistically invest in CLOs. CLOs are a form of securitization where the cash flow from a pooled basket of syndicated loans is used to support distribution payments made to different tranches of securities. While collectively CLOs represent nearly fifty percent of the broadly syndicated loan universe, investing in individual CLO tranches requires a high degree of investor sophistication due to their structural complexity and the illiquid nature of their securities.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC IV Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments. Prior to raising sufficient capital, we may make smaller investments than we expect to make once we raise sufficient capital due to liquidity constraints. Once we raise sufficient capital, we expect that our investments will generally range between $5,000 and $150,000 each, although investments may vary proportionately with the size of our capital base and will ultimately be made at the discretion of FSIC IV Advisor, subject to oversight by our board of directors.

The senior secured loans, second lien secured loans and senior secured bonds in which we will invest generally have stated terms of three to seven years and subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. Our debt investments may be rated by a nationally recognized statistical rating organization and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P). We also invest in non-rated debt securities.

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

Expenses

Our primary operating expenses include the payment of management and incentive fees and other expenses under the investment advisory and administrative services agreement, interest expense from our financing arrangement and other indebtedness, and other expenses necessary for our operations. The management and incentive fees compensate FSIC IV Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FSIC IV Advisor is responsible for compensating our investment sub-adviser.

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

Pursuant to the expense reimbursement agreement, we have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the cumulative distributions paid by us to our stockholders during such quarter; provided, however, that (i) we will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to shares of our common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to shares of our common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) we will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings for any calendar quarter if the annualized rate of regular cash distributions declared by us at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by us at the time Franklin Square Holdings made the expense support payment to which such reimbursement payment relates. We are not obligated to pay interest on the reimbursements we are required to make to Franklin Square Holdings under the expense reimbursement agreement. “Other operating expenses” means our total “operating expenses” (as defined below), excluding base management fees, incentive fees, distribution fees, organization and offering costs, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with U.S. generally accepted accounting principles, or GAAP, for investment companies.

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

During the period from January 6, 2016 (Commencement of Operations) through March 31, 2016, we accrued $436 for expense reimbursements that Franklin Square Holdings has agreed to pay. It is intended that these reimbursements will be funded, in part, through the offset of management fees payable by us to FSIC IV Advisor.

As discussed above, under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. During the period from January 6, 2016 (Commencement of Operations) through March 31, 2016, we did not accrue any expense recoupments payable to Franklin Square Holdings.

The following table reflects the expense reimbursement payment due from Franklin Square Holdings to us as of March 31, 2016 that may become subject to repayment by us to Franklin Square Holdings:

For the Three Months Ended	Amount of Expense Reimbursement Payment	Annualized “Other Operating Expenses” Ratio as of the Date of Expense Reimbursement	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
March 31, 2016	$436	9.97%	6.00%	March 31, 2019

(1)	The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of March 31, 2016 (which is calculated by annualizing the regular weekly cash distribution per share as of March 31, 2016 without compounding), divided by our public offering price per share as of March 31, 2016.

Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael C. Forman, and Franklin Square Holdings co-founder, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

Portfolio Investment Activity for the Period from January 6, 2016 (Commencement of Operations) through March 31, 2016

During the period from January 6, 2016 (Commencement of Operations) through March 31, 2016, we made investments in portfolio companies totaling $7,529. During the same period, we sold investments for proceeds of $5,249. As of March 31, 2016, our investment portfolio, with a total fair value of $2,376 (39% in first lien senior secured loans, 27% in second lien senior secured loans and 34% in subordinated debt), consisted of interests in 3 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $437.0 million. As of March 31, 2016, the debt investments in our portfolio were purchased at a weighted average price of 96.1% of par and our estimated gross portfolio yield (which represents the expected annualized yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 8.5% based upon the amortized cost of our investments.

Based on our regular weekly cash distribution amount of $0.012463 per share as of March 31, 2016 and our public offering price of $10.80 per share as of such date, the annualized distribution rate to stockholders as of March 31, 2016 was 6.00%. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our public offering price per share as of March 31, 2016. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital.

Our estimated gross portfolio yield may be higher than a stockholder’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield disclosed above does not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and, in the future, may be greater or less than the rates set forth above. See the section entitled “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2015 for a discussion of the uncertainties, risks and assumptions associated with these statements.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2016:

Net Investment Activity	For the Three Months Ended March 31, 2016
Purchases	$7,529
Sales and Redemptions	(5,249)

Net Portfolio Activity	$2,280

	For the Three Months Ended March 31, 2016
New Investment Activity by Asset Class	Purchases	Percentage
Senior Secured Loans—First Lien	$1,909	25%
Senior Secured Loans—Second Lien	620	8%
Subordinated Debt	5,000	67%

Total	$7,529	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2016:

	March 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$856	$915	39%
Senior Secured Loans—Second Lien	620	650	27%
Subordinated Debt	810	811	34%

Total	$2,286	$2,376	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2016 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8 to our unaudited consolidated financial statements included herein. As of March 31, 2016, the investments underlying the TRS had a notional amount and market value of $17,277 and $17,537, respectively.

	March 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$16,025	$16,325	82%
Senior Secured Loans—Second Lien	2,728	2,777	14%
Subordinated Debt	810	811	4%

Total	$19,563	$19,913	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2016:

March 31, 2016
Number of Portfolio Companies	3
% Variable Rate (based on fair value)	27.4%
% Fixed Rate (based on fair value)	72.6%
Average Annual EBITDA of Portfolio Companies	$436,990
Weighted Average Purchase Price (as a % of par)	96.1%
% of Investments on Non-Accrual	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	8.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	8.5%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2016:

	March 31, 2016
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio
Opportunistic	$1,565	66%
Broadly Syndicated	811	34%

Total	$2,376	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2016:

	March 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio
Materials	$650	27%
Media	811	34%
Software & Services	915	39%

Total	$2,376	100%

As of March 31, 2016, we did not “control” and were not an “affiliated person” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which we may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2016, we had no investments with unfunded commitments.

Portfolio Asset Quality

In addition to various risk management and monitoring tools, FSIC IV Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FSIC IV Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2016:

March 31, 2016
Investment Rating	Fair Value	Percentage of Portfolio
1	$—	—
2	2,376	100%
3	—	—
4	—	—
5	—	—

Total	$2,376	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

We commenced investment operations on January 6, 2016, when we raised in excess of $1,000 from persons who were not affiliated with us or FSIC IV Advisor. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization. As a result, no comparisons with the comparable 2015 periods have been included.

Results of Operations for the Period from January 6, 2015 (Commencement of Operations) through March 31, 2016

Revenues

We generated investment income of $14 for the period from January 6, 2016 (Commencement of Operations) through March 31, 2016 in the form of interest earned on senior secured loans (first and second lien) and subordinated debt securities in our portfolio. Such revenues represent $13 of cash income earned as well as $1 in non-cash portions relating to accretion of discount for such period. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our portfolio increases.

Expenses

Our operating expenses were $695 for the period from January 6, 2016 (Commencement of Operations) through March 31, 2016. Our operating expenses for such period include base management fees attributed to FSIC IV Advisor of $70. Our operating expenses for such period also include administrative services expenses attributed to FSIC IV Advisor of $60.

FSIC IV Advisor is eligible to receive incentive fees based on our performance. During the period from January 6, 2016 (Commencement of Operations) through March 31, 2016, we accrued a capital gains incentive fee of $111 based on the performance of our portfolio, of which $96 was based on unrealized gains and $15 was based on realized gains. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

For the period from January 6, 2016 (Commencement of Operations) through March 31, 2016, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $2 and fees and expenses incurred with our stock transfer agent totaled $20. Fees for our board of directors for such period were $25.

Our other general and administrative expenses totaled $208 for the period from January 6, 2016 (Commencement of Operations) through March 31, 2016 and consisted of the following:

Period from January 6, 2016 (Commencement of Operations) through March 31, 2016
Audit Fees	$63
Legal fees	75
Printing fees	20
Other	50

Total	$208

We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.

During the period from January 6, 2016 (Commencement of Operations) through March 31, 2016, the ratio of our operating expenses to our average net assets was 5.18%. During such period, the ratio of our total operating expenses to our average net assets, which includes $436 of expense reimbursements from Franklin

Square Holdings, was 1.93%. During such period, the ratio of our operating expenses to average net assets included $111 related to an accrual for our capital gains incentive fees. Without such expenses, our ratio of operating expenses to average net assets for such period would have been 1.10%. Incentive fees may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance.

Expense Reimbursement

During the period from January 6, 2016 (Commencement of Operations) through March 31, 2016, we accrued $436 for expense reimbursements that Franklin Square Holdings has agreed to pay. It is intended that these reimbursements will be funded, in part, through the offset of management fees payable by us to FSIC IV Advisor. Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. During the period from January 6, 2016 (Commencement of Operations) through March 31, 2016, we did not accrue any expense recoupments payable to Franklin Square Holdings. See “—Overview—Expense Reimbursement” for a discussion of the expense reimbursement agreement.

Net Investment Income (Loss)

Our net investment income (loss) totaled $(245) ($(0.18) per share) for the period from January 6, 2016 (Commencement of Operations) through March 31, 2016.

Net Realized Gains or Losses

We sold investments of $5,249 during the period from January 6, 2016 (Commencement of Operations) through March 31, 2016, from which we did not realize any gains or losses. During such period, we earned $125 from periodic net settlement payments on our TRS, which are reflected as realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap

For the period from January 6, 2016 (Commencement of Operations) through March 31, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $90. The net change in unrealized appreciation (depreciation) on our TRS was $455 for such period.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the period from January 6, 2016 (Commencement of Operations) through March 31, 2016, the net increase (decrease) in net assets resulting from operations was $425 ($0.31 per share).

Financial Condition, Liquidity and Capital Resources

Overview

As of March 31, 2016, we had $13,353 in cash, which we held in a custodial account, and $6,500 in cash held as collateral by Citibank under the terms of the TRS.

We currently generate cash primarily from the net proceeds of the continuous public offering of shares of our Class T common stock and the issuance of shares under our distribution reinvestment plan and from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of FSIC IV Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “—Financing Arrangement.”

Prior to investing in securities of portfolio companies, we invest the cash received from the net proceeds from our continuous public offering, from the issuance of shares of common stock under our distribution reinvestment plan, from fees, interest earned from our investments and principal repayments and proceeds from sales of our investments, primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our intention to be taxed as a RIC.

Continuous Public Offering and Distribution Reinvestment Plan

We are engaged in a continuous public offering of our common stock. We accept subscriptions on a continuous basis and issue shares at weekly closings at prices that must be above our net asset value per share.

During the three months ended March 31, 2016, we issued 2,523,910 shares of Class T common stock for gross proceeds of $26,717 at an average price per share of $10.59. The gross proceeds received during the three months ended March 31, 2016 include reinvested stockholder distributions of $148 for which we issued 14,184 shares of Class T common stock. The selling commissions related to the sale of our Class T common stock were $407 for the three months ended March 31, 2016.

Since commencing our continuous public offering and through April 26, 2016, we have issued 3,516,697 shares of Class T common stock for gross proceeds of $37,436, including Class T common stock issued under our distribution reinvestment plan. As of April 26, 2016, we had raised total gross proceeds of $37,636, including $200 of seed capital contributed by the principal of FSIC IV Advisor in February 2015 and $8,195 in gross proceeds raised from the principal of FSIC IV Advisor, certain members of our board of directors and other individuals and entities affiliated with FSIC IV Advisor and GDFM.

We have submitted to the SEC an application for an exemptive order to permit us to offer additional classes of common stock. If an exemptive order satisfactory to us is granted prior to January 6, 2017, a year from the date we met the minimum offering requirement, we intend to offer Class A, Class D and Class I shares and may offer other classes of common stock. If an exemptive order satisfactory to us is not granted prior to January 6, 2017, we will close the offering of Class T shares (other than shares issued under the Company’s distribution reinvestment plan) and will not issue any additional share classes.

Share Repurchase Program

To provide our stockholders with limited liquidity, we intend to conduct quarterly tender offers pursuant to our share repurchase program. The first such tender offer will commence in the second quarter of 2016. For additional information regarding our share repurchase program, see Note 3 to our unaudited consolidated financial statements included herein.

Financing Arrangement

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

The following table presents summary information with respect to our outstanding financing arrangement as of March 31, 2016:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap	Total Return Swap	L+1.60%	$17,277	$2,723	N/A	(1)

(1)	The TRS may be terminated by Cheltenham Funding or by Citibank at any time on or after January 19, 2017, in whole or in part, upon prior written notice to the other party. On April 12, 2016, Cheltenham Funding entered into an amendment to increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS from $20,000 to $50,000.

For additional information regarding our financing arrangement, see Note 8 to our unaudited consolidated financial statements included herein.

RIC Status and Distributions

We intend to elect, and to qualify annually, to be subject to tax as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute as dividends to our stockholders. In order to qualify for and maintain RIC tax treatment, we must, among other things, make distributions of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of a tax year or the due date of the tax return for such tax year, including extensions, distributions paid up to twelve months after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC tax status each tax year. We will also generally be subject to nondeductible federal excise taxes on certain undistributed income unless we make distributions in a timely manner to our stockholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Our first distribution was declared for stockholders of record as of January 12, 2016. Subject to applicable legal restrictions and the sole discretion of our board of directors, we currently intend to declare regular cash distributions on a weekly basis and pay such distributions on a monthly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept such stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of our common stock. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC IV Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. If Franklin Square Holdings had not reimbursed certain of our expenses, 56% of the aggregate amount of distributions paid during the three months ended March 31, 2016 would have been funded from offering proceeds or borrowings.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, unless stockholders elect to receive their cash distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we declared and paid on our common stock during the three months ended March 31, 2016:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.1496	$205

We currently declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis to shareholders of record determined on a weekly basis. On March 8, 2016 and May 10, 2016, our board of directors declared regular weekly cash distributions for April 2016 through June 2016 and July 2016 through September 2016, respectively, each in the amount of $0.012463 per share. These distributions have been or will be paid monthly to Class T stockholders of record as of weekly record dates previously determined by our board of directors.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a cash distribution, our stockholders will receive the distribution in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in our distribution reinvestment plan.

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

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. For a period of time following commencement of our continuous public offering, which time period may be significant, substantial portions of our distributions have been, and may in the future, be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC IV Advisor, that are subject to repayment by us within three years. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or Franklin Square Holdings and its affiliates continue to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by Franklin Square Holdings or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. Franklin Square Holdings and its affiliates, including FSIC IV Advisor, have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the three months ended March 31, 2016:

Three Months Ended March 31, 2016
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	—	—
Short-term capital gains proceeds from the sale of assets	91	44%
Long-term capital gains proceeds from the sale of assets	—	—
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Expense reimbursement from sponsor	114	56%

Total	$205	100%

(1)	During the three months ended March 31, 2016, 92.9% of our gross investment income was attributable to cash income earned, 7.1% was attributable to non-cash accretion of discount.

Our net investment income on a tax basis for the three months ended March 31, 2016 was $114. As of March 31, 2016, we had distributed all of our net investment income and realized gains on a tax basis.

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the three months ended March 31, 2016.

Critical Accounting Policies

Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As we execute our operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.

Valuation of Portfolio Investments

We determine the net asset value of our investment portfolio each quarter. Securities are valued at fair value as determined in good faith by our board of directors. In connection with that determination, FSIC IV Advisor provides our board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

•

our quarterly fair valuation process begins with FSIC IV Advisor’s management team reviewing and documenting valuations of each portfolio company or investment, which valuations may be obtained from an independent third-party valuation service, if applicable;

•	FSIC IV Advisor’s management team then provides the valuation committee with the preliminary valuations for each portfolio company or investment;

•	preliminary valuations are then discussed with the valuation committee;

•

the valuation committee reviews the preliminary valuations and FSIC IV Advisor’s management team, together with our independent third-party valuation services, if applicable, supplement the preliminary valuations to reflect any comments provided by the valuation committee;

•	following its review, the valuation committee will recommend that our board of directors approve our fair valuations; and

•

our board of directors discusses the valuations and determines the fair value of each such investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of FSIC IV Advisor, the valuation committee and any independent third-party valuation services, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, our board of directors may use any approved independent third-party pricing or valuation services. However, our board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FSIC IV Advisor or any approved independent third-party valuation or pricing service that our board of directors deems to be reliable in determining fair value under the circumstances. Below is a description of factors that FSIC IV Advisor’s management team, any approved independent third-party valuation services and our board of directors may consider when determining the fair value of our investments.

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, we may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that may be considered include the borrower’s ability to adequately service its debt, the fair market value of the borrower in relation to the face amount of its outstanding debt and the quality of collateral securing our debt investments.

For convertible debt securities, fair value generally approximates the fair value of the debt plus the fair value of an option to purchase the underlying security (i.e., the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.

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

FSIC IV Advisor’s management team, any approved independent third-party valuation services and our board of directors may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. FSIC IV Advisor’s management team, any approved independent third-party valuation services and our board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as our board of directors, in consultation with FSIC IV Advisor’s management team and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

If we receive warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. Our board of directors subsequently values these warrants or other equity securities received at their fair value.

The fair values of our investments are determined in good faith by our board of directors. Our board of directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. Our board of directors has delegated day-to-day responsibility for implementing our valuation policy to FSIC IV Advisor’s management team, and has authorized FSIC IV Advisor’s management team to utilize independent third-party valuation and pricing services that have been approved by our board of directors. The valuation committee is responsible for overseeing FSIC IV Advisor’s implementation of the valuation process.

Our investments as of March 31, 2016 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. One senior secured loan investment, for which broker quotes were not available, was valued by an independent valuation firm, which determined the fair value of such investment by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investment. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

We value the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to us for review and testing. Our valuation committee and board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent our valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. See Note 8 to our unaudited consolidated financial statements included herein for additional information on the TRS.

We periodically benchmark the bid and ask prices we receive from the third-party pricing services and/or dealers, as applicable, against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and the experience of our management in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where our board of directors otherwise determines that the use of such other methods is appropriate. We periodically benchmark the valuations provided by the independent valuation firms against the actual prices at which we purchase and sell our investments. The valuation committee and our board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation policy.

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

While the investment advisory and administrative services agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an AICPA Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FSIC IV Advisor if our entire portfolio was liquidated at its fair value as of the balance sheet date even though FSIC IV Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Based on an interpretation of the applicable language in the Advisers Act by the staff of the Division of Investment Management of the SEC, we “look through” our TRS in calculating the capital gains incentive fee. Under this “look through” methodology, the portion of the net settlement payments received by us pursuant to the TRS which would have represented net investment income to us had we held the loans underlying the TRS directly is treated as net investment income subject to the subordinated incentive fee on income payable to FSIC IV Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans underlying the TRS further reduces the capital gains incentive fee payable to FSIC IV Advisor with respect to realized gains. See Note 8 to our unaudited consolidated financial statements included herein for a discussion of the TRS.

Subordinated Income Incentive Fee

Pursuant to the investment advisory and administrative services agreement, FSIC IV Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of our “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of our common stock (including proceeds from our distribution reinvestment plan) reduced for amounts paid for share repurchases pursuant to our share repurchase program. As a result, FSIC IV Advisor will not earn this part of the incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC IV Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. Thereafter, FSIC IV Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.

Organization Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to our organization. These costs are expensed as incurred as we raise proceeds in our continuous public offering. During the three months ended March 31, 2016, we expensed $199 of organization costs as we raised proceeds in our continuous public offering. During the period from February 25, 2015 (Inception) to December 31, 2015, we incurred organization costs of $317 which were paid on our behalf by Franklin Square Holdings. See also “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager.”

Offering Costs

Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to our continuous public offering of shares of our common stock, including the preparation of our Registration Statement on Form N-2 and salaries and direct expenses of FSIC IV Advisor’s personnel, employees of its affiliates and others while engaged in such activities. We will defer and amortize such costs as an expense over twelve months as we raise proceeds in our continuous public offering. During the three months ended March 31, 2016 and the period from February 25, 2015 (Inception) to December 31, 2015, we incurred offering costs of $465 and $3,403, respectively, which were paid on our behalf by Franklin Square Holdings. See also “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager.”

Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC IV Advisor became entitled to receive up to 0.75% of gross proceeds raised in our continuous public offering until all organization and offering costs funded by FSIC IV Advisor and its affiliates (including Franklin Square Holdings) have been recovered.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the three months ended March 31, 2016, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC IV Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FSIC IV Advisor, and, to the extent it provides such services, GDFM, are reimbursed for administrative expenses and/or organization and offering costs incurred on our behalf, as applicable. See Note 4 to our unaudited consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager” for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the three months ended March 31, 2016.

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

Pursuant to the investment advisory and administrative services agreement, we also reimburse FSIC IV Advisor and its affiliates for expenses necessary to perform services related to our organization and continuous public offering. Franklin Square Holdings has funded certain of our organization and offering costs in the amounts of $465 and $3,720, respectively, for the three months ended March 31, 2016 and the period from February 25, 2015 (Inception) to December 31, 2015. Under the investment advisory and administrative services agreement, there was no liability on our part for the organization or offering costs funded by FSIC IV Advisor or its affiliates (including Franklin Square Holdings) until we satisfied the minimum offering requirement on January 6, 2016. Since commencing our continuous public offering and through March 31, 2016, we have paid total reimbursements of $199 to FSIC IV Advisor and its affiliates for organization costs funded by them.

The dealer manager for our continuous public offering is FS2, which is one of our affiliates. Under the dealer manager agreement, FS2 is entitled to receive upfront selling commissions in connection with the sale of shares of our common stock in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers and financial representatives. The dealer-manager re-allowed the upfront sales commissions it was entitled to receive during the three months ended March 31, 2016. We will also be obligated to pay the dealer manager an annual distribution fee which will accrue daily, beginning on February 27, 2017, and will be paid on a monthly basis. The dealer manager is entitled to re-allow all or a portion of the annual distribution fee to selected broker dealers and financial representatives.

The following table describes the fees and expenses we accrued under the investment advisory and administrative services agreement during the three months ended March 31, 2016:

Related Party	Source Agreement	Description	Three Months Ended March 31, 2016
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$70
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$111
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$60

(1)	During the three months ended March 31, 2016, there were no base management fees paid to FSIC IV Advisor. Of the $70 in base management fees accrued and payable as of March 31, 2016, it is intended that all of such fees will be applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement (see “—Overview—Expense Reimbursement”) as of March 31, 2016.
(2)	During the three months ended March 31, 2016, we accrued capital gains incentive fees of $111, of which $96 was based on unrealized gains and $15 was based on realized gains. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. We did not pay any capital gains incentive fees to FS Advisor during the three months ended March 31, 2016. See “—Critical Accounting Policies—Capital Gains Incentive Fees” for a discussion of the methodology employed by us in calculating the capital gains incentive fees.
(3)	During the three months ended March 31, 2016, $59 of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC IV Advisor and the remainder related to other reimbursable expenses. We paid $1 in administrative services expenses to FSIC IV Advisor during the three months ended March 31, 2016.

See Note 4 to our unaudited consolidated financial statements included herein for additional information regarding our related party transactions and relationships, including compensation of the dealer manager, capital contributions by FSIC IV Advisor and GDFM, potential conflicts of interest, our exemptive relief order from the SEC and our expense reimbursement arrangement with Franklin Square Holdings.

Recent Developments

During the period from April 1, 2016 to April 26, 2016, we issued 992,787 shares of Class T common stock for gross proceeds of $10,719 at an average price per share of $10.80.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
(in thousands)

We are subject to financial market risks, including changes in interest rates. As of March 31, 2016, 27.4% of our portfolio investments (based on fair value) paid variable interest rates and 72.6% paid fixed interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC IV Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the TRS between Cheltenham Funding and Citibank, Cheltenham Funding pays fees to Citibank at a floating rate equal to one-month LIBOR plus 1.60% or 1.50% per annum, as applicable, on the utilized notional amount of the loans subject to the TRS in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional amount of $20,000 (increased to $50,000 on April 12, 2016).

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangement in effect as of March 31, 2016:

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Percentage Change in Interest Income
Down 65 basis points	$112	12.3%
No change	—	—
Up 100 basis points	(61)	(6.7)%
Up 300 basis points	(35)	(3.8)%
Up 500 basis points	(9)	(0.9)%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Cheltenham Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.60% per annum on the utilized notional amount of the loans subject to the TRS. As of March 31, 2016, all of the loans underlying the TRS (based on fair value) paid variable interest rates.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2016, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2016, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of FS Investment Corporation IV. (Incorporated by reference to Exhibit (a)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

3.2	Bylaws of FS Investment Corporation IV. (Incorporated by reference to Exhibit (b) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 14, 2015.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with FS Investment Corporation IV’s prospectus filed on November 12, 2015 with the Securities and Exchange Commission pursuant to Rule 497 of the Securities Act of 1933, as amended.)

4.2	Distribution Reinvestment Plan of FS Investment Corporation IV. (Incorporated by reference to Exhibit (e) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of September 21, 2015, by and between FS Investment Corporation IV and FSIC IV Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.2	Investment Sub-Advisory Agreement, dated as of September 21, 2015, by and between FSIC IV Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.3	Dealer Manager Agreement, dated as of September 21, 2015, by and among FS Investment Corporation IV, FSIC IV Advisor, LLC and FS2 Capital Partners, LLC (Incorporated by reference to Exhibit (h)(1) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).

10.4	Amended and Restated Dealer Manager Agreement, dated as of November 11, 2015, by and among FS Investment Corporation IV, FSIC IV Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to exhibit (h)(1) to Post-Effective Amendment No. 2 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on November 12, 2015.)

10.5	Form of Selected Dealer Agreement. (Incorporated by reference to Exhibit (h)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.6	Custodian Agreement, by and between FS Investment Corporation IV and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.7	Escrow Agreement, dated as of September 21, 2015, by and among FS Investment Corporation IV, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (k)(1) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.8	Amended and Restated Escrow Agreement, dated as of October 9, 2015, by and among FS Investment Corporation IV, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (k)(1) to Post-Effective Amendment No. 1 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 9, 2015.)

10.9	Expense Support and Conditional Reimbursement Agreement, dated as of September 21, 2015, by and between FS Investment Corporation IV and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit (k)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.10	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of October 9, 2015, by and between FS Investment Corporation IV and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit (k)(2) to Post-Effective Amendment No. 1 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 9, 2015.)

10.11	Form of Distribution Plan. (Incorporated by reference to Exhibit (k)(3) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 14, 2015.)

10.12	Class Shares Plan. (Incorporated by reference to Exhibit (h)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.13	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016.)

10.14	Confirmation Letter Agreement, dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.14 to FS Investment Corporation IV’s Annual Report on Form 10-K for the period ended December 31, 2015 filed on March 22, 2016.)

10.15	Investment Management Agreement, dated as of January 19, 2016, by and between FS Investment Corporation IV and Cheltenham Funding LLC (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016.)

10.16	Guarantee, dated as of January 19, 2016, by FS Investment Corporation IV in favor of Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2016.

FS INVESTMENT CORPORATION IV

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Edward T. Gallivan, Jr.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)