Form 10-Q
period 2016-06-30
FS Investment Corp IV
filed 2016-08-11
CIK 1637417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 7,631,609 shares of the registrant’s Class T common stock outstanding as of July 26, 2016.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation IV

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2016 (Unaudited)	December 31, 2015
Assets
Investments, at fair value (amortized cost—$26,939 and $0 respectively)	$27,362	$—
Cash	17,409	200
Due from counterparty	33,000	—
Receivable for investments sold and repaid	2,001	—
Interest receivable	201	—
Receivable for common stock purchased	2,605	—
Reimbursement due from sponsor(1)	230	—
Receivable due on total return swap(2)	397	—
Unrealized appreciation on total return swap(2)	240	—

Total assets	$83,445	$200

Liabilities
Payable for investments purchased	$10,115	$—
Stockholder distributions payable	24	—
Management fees payable	298	—
Accrued capital gains incentive fees(3)	218	—
Administrative services expense payable	99	—
Directors’ fees payable	21	—
Other accrued expenses and liabilities	345	—

Total liabilities	11,120	—

Commitments and contingencies ($5,140 and $3,720, respectively)(4)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.001 par value, 250,000,000 shares authorized, 6,869,239 and 20,000 shares issued and outstanding, respectively	7	—
Class I common stock, $0.001 par value, 350,000,000 shares authorized, none issued and outstanding	—	—
Capital in excess of par value	72,492	200
Accumulated net realized gains on investments and total return swap(5)	188	—
Accumulated distributions in excess of net investment income(5)	(1,025)	—
Net unrealized appreciation (depreciation) on investments and total return swap	663	—

Total stockholders’ equity	72,325	200

Total liabilities and stockholders’ equity	$83,445	$200

Net asset value per share of common stock at period end	$10.53	$10.00

(1)	See Note 4 for a discussion of expense reimbursements payable to the Company by its investment adviser and affiliates.

(2)	See Note 8 for a discussion of the Company’s total return swap agreement.

(3)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(4)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(5)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Investment income
Interest income	$282	$296
Fee income	29	29

Total investment income	311	325

Operating expenses
Management fees	298	368
Capital gains incentive fees(1)	107	218
Administrative services expenses	60	120
Stock transfer agent fees	15	35
Accounting and administrative fees	8	10
Organization costs	118	317
Offering costs	231	231
Directors’ fees	21	46
Other general and administrative expenses	239	447

Total operating expenses	1,097	1,792
Less: Expense reimbursement from sponsor(2)	(230)	(666)

Net expenses	867	1,126

Net investment income (loss)	(556)	(801)

Realized and unrealized gain/loss
Net realized gain (loss) on investments	189	189
Net realized gain (loss) on total return swap(3)	610	735
Net change in unrealized appreciation (depreciation) on investments	333	423
Net change in unrealized appreciation (depreciation) on total return swap(3)	(215)	240

Total net realized and unrealized gain/loss on investments and total return swap	917	1,587

Net increase (decrease) in net assets resulting from operations	$361	$786

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.08	$0.26

Weighted average shares outstanding	4,725,671	3,044,054

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(2)	See Note 4 for a discussion of expense reimbursements payable to the Company by its investment adviser and affiliates.

(3)	See Note 8 for a discussion of the Company’s total return swap agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Statement of Changes in Net Assets

(in thousands)

Six Months Ended June 30, 2016
Operations
Net investment income (loss)	$(801)
Net realized gain (loss) on investments and total return swap(1)	924
Net change in unrealized appreciation (depreciation) on investments	423
Net change in unrealized appreciation (depreciation) on total return swap(1)	240

Net increase (decrease) in net assets resulting from operations	786

Stockholder distributions(2)
Distributions from net investment income	(224)
Distributions from net realized gain on investments	(736)

Net decrease in net assets resulting from stockholder distributions	(960)

Capital share transactions(3)
Issuance of common stock	71,664
Reinvestment of stockholder distributions	635

Net increase in net assets resulting from capital share transactions	72,299

Total increase (decrease) in net assets	72,125
Net assets at beginning of period	200

Net assets at end of period	$72,325

Accumulated distributions in excess of net investment income(3)	$(1,025)

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Statement of Cash Flows

(in thousands)

Six Months Ended June 30, 2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$786
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(61,129)
Paid-in-kind interest	(9)
Proceeds from sales and repayments of investments	34,455
Net realized (gain) loss on investments	(189)
Net change in unrealized (appreciation) depreciation on investments	(423)
Net change in unrealized (appreciation) depreciation on total return swap(1)	(240)
Accretion of discount	(67)
(Increase) decrease in due from counterparty	(33,000)
(Increase) decrease in receivable for investments sold and repaid	(2,001)
(Increase) decrease in interest receivable	(201)
(Increase) decrease in expense reimbursement due from sponsor(2)	(230)
(Increase) decrease in receivable due on total return swap(1)	(397)
Increase (decrease) in payable for investments purchased	10,115
Increase (decrease) in management fees payable	298
Increase (decrease) in accrued capital gains incentive fees	218
Increase (decrease) in administrative services expense payable	99
Increase (decrease) in directors’ fees payable	21
Increase (decrease) in other accrued expenses and liabilities	345

Net cash provided by (used in) operating activities	(51,549)

Cash flows from financing activities
Issuance of common stock	69,059
Reinvestment of stockholder distributions	635
Stockholder distributions	(936)

Net cash provided by financing activities	68,758

Total increase (decrease) in cash	17,209
Cash at beginning of period	200

Cash at end of period	$17,409

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 4 for a discussion of expense reimbursements payable to the Company by its investment adviser and affiliates.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Schedule of Investments

As of June 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loan—First Lien—16.3%
Allen Systems Group, Inc.		Software & Services	L+788, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	$2,996	$2,922	$3,056
AqGen Ascensus, Inc.		Diversified Financials	L+450	1.0%	12/5/22	1,995	1,971	1,972
JSS Holdings, Inc.		Capital Goods	L+650	1.0%	8/31/21	3,609	3,484	3,429
Propulsion Acquisition, LLC	(f)	Commercial & Professional Services	L+600	1.0%	7/13/21	3,448	3,345	3,362

Total Senior Secured Loan—First Lien							11,722	11,819

Senior Secured Loan—Second Lien—13.9%
Allen Systems Group, Inc.		Software & Services	L+1100, 0.0% PIK (6.0% Max PIK)	1.0%	6/27/22	1,111	767	767
Avantor Performance Materials Holdings, Inc.	(f)	Materials	L+950	1.0%	6/16/23	2,000	1,960	1,965
BBB Industries US Holdings, Inc.	(f)	Automobiles & Components	L+875	1.0%	11/3/22	3,000	2,820	2,675
SRS Distribution Inc.		Capital Goods	L+875	1.0%	2/24/23	4,000	3,920	3,997
Stardust Finance Holdings, Inc.	(e)	Materials	L+950	1.0%	3/13/23	667	621	647

Total Senior Secured Loan—Second Lien							10,088	10,051

Subordinated Debt—7.1%
CEC Entertainment, Inc.		Consumer Services	8.0%		2/15/22	5,297	4,785	5,148

Total Subordinated Debt							4,785	5,148

						Number of Shares	Cost	Fair Value(d)
Equity/Other—0.5%
Allen Systems Group, Inc., Warrants, 6/27/2022	(g)	Software & Services				12,081	344	344

Total Equity/Other							344	344

TOTAL INVESTMENTS—37.8%							$26,939	27,362

OTHER ASSETS IN EXCESS OF LIABILITIES—62.2%								44,963

NET ASSETS—100.0%								$72,325

Total Return Swap						Notional Amount		Unrealized Appreciation
Citibank TRS Facility (Note 8)	(e)					$88,061		$240

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2016

(in thousands, except share amounts)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2016, the three-month London Interbank Offered Rate, or LIBOR, was 0.65%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2016, 99.2% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 84.4% of the Company’s total assets represented qualifying assets as of June 30, 2016.

(f)	Position or portion thereof unsettled as of June 30, 2016.

(g)	Security is non-income producing.

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

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2016, the Company had one wholly-owned subsidiary through which it has entered into a financing arrangement and one wholly-owned subsidiary through which it expects to hold interests in certain non-controlled portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2016. All significant intercompany transactions have been eliminated in consolidation.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statement as of December 31, 2015 included in the Company’s annual report on Form 10-K. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The December 31, 2015 consolidated balance sheet is derived from the Company’s audited consolidated financial statement as of December 31, 2015. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

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

Based on an interpretation of the applicable language in the Advisers Act by the staff of the Division of Investment Management of the SEC, the Company “looks through” its total return swap, or TRS, between its wholly-owned financing subsidiary Cheltenham Funding LLC, or Cheltenham Funding, and Citibank, N.A., or Citibank, in calculating the capital gains incentive fee. Under this “look through” methodology, the portion of the net settlement payments received by the Company pursuant to the TRS which would have represented net investment income to the Company had the Company held the loans underlying the TRS directly is treated as net investment income subject to the subordinated incentive fee on income payable to FSIC IV Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans underlying the TRS further reduces the capital gains incentive fee payable to FSIC IV Advisor with respect to realized gains. See Note 8 for a discussion of the TRS.

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

Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as the Company raises proceeds in its continuous public offering. During the three and six months ended June 30, 2016, the Company expensed $118 and $317, respectively, of organization costs as it raised proceeds in its continuous public offering, which commenced on January 6, 2016. During the period from February 25, 2015 (Inception) to December 31, 2015, the Company incurred organization costs of $317 which were paid on the Company’s behalf by Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company’s sponsor and an affiliate of FSIC IV Advisor (see Note 4).

Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal, and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the Company’s Registration Statement on Form N-2 and salaries and direct expenses of FSIC IV Advisor’s personnel, employees of its affiliates and others while engaged in such activities. The Company will defer and amortize such costs as an expense over twelve months as the Company raises proceeds in its continuous public offering. During the three and six months ended June 30, 2016, the Company expensed $231 of offering costs as it raised proceeds in its continuous public offering, which commenced on January 6, 2016. During the six months ended June 30, 2016 and the period from February 25, 2015 (Inception) to December 31, 2015, the Company incurred offering costs of $1,302 and $3,403, respectively, which were paid on the Company’s behalf by Franklin Square Holdings (see Note 4).

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2016:

	Six Months Ended June 30, 2016
	Shares	Amount
Gross Proceeds from Offering	6,789,506	$73,083
Reinvestment of Distributions	59,733	635

Total Gross Proceeds	6,849,239	73,718
Upfront Selling Commissions	—	(1,419)

Net Proceeds to Company from Share Transactions	6,849,239	$72,299

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

Status of Continuous Public Offering

Since commencing its continuous public offering and through July 26, 2016, the Company has issued 7,622,130 shares of Class T common stock for gross proceeds of $82,179, including Class T common stock issued under its distribution reinvestment plan. As of July 26, 2016, the Company had raised total gross proceeds of $82,379, including $200 of seed capital contributed by the principal of FSIC IV Advisor in February 2015 and $8,348 in gross proceeds from the principal of FSIC IV Advisor, members of the Company’s board of directors and other individuals and entities affiliated with FSIC IV Advisor and GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser (see Note 4).

During the six months ended June 30, 2016, the Company issued 6,849,239 shares of Class T common stock for gross proceeds of $73,718 at an average price per share of $10.76. The gross proceeds received during the six months ended June 30, 2016 include reinvested stockholder distributions of $635, for which the Company issued 59,733 shares of Class T common stock. During the period from July 1, 2016 to July 26, 2016, the Company issued 772,891 shares of Class T common stock for gross proceeds of $8,461 at an average price per share of $10.95.

The proceeds from the issuance of common stock as presented on the Company’s unaudited consolidated statement of changes in net assets and unaudited consolidated statement of cash flows are presented net of upfront selling commissions fees of $1,419 for the six months ended June 30, 2016.

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

Share Repurchase Program

The Company intends to continue to conduct quarterly tender offers pursuant to its share repurchase program. The first such tender offer commenced in May 2016, and the repurchase occurred in connection with the Company’s July 6, 2016 weekly closing. The Company’s board of directors will consider the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase shares and under what terms:

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

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The Company currently intends to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it can repurchase with the proceeds it receives from the issuance of shares of common stock under its distribution reinvestment plan. Because the Company’s distribution reinvestment plan will be structured as an “opt in” program that requires stockholders to affirmatively elect to have their cash distributions reinvested in additional shares of common stock, such requirement may contribute to the illiquidity of the Company’s shares of common stock. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, beginning with the calendar quarter ending March 31, 2017, the Company will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The Company’s board of directors reserves the right, in its sole discretion, to limit the number of shares to be repurchased for each class by applying the limitations on the number of shares to be repurchased, noted above, on a per class basis. The Company intends to offer to repurchase such shares of common stock at the net offering price in effect on each date of repurchase. The Company’s board of directors may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice.

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

On July 6, 2016, the Company repurchased 10,521 shares of common stock (representing 100% shares of common stock tendered for repurchase) at $10.7091 per share for aggregate consideration totaling $113. Repurchased shares that were not issued under the Company’s distribution reinvestment plan were subject to a contingent deferred sales charge as described above, which amount was paid to FS2 Capital Partners, LLC, or FS2, the dealer manager for the Company’s continuous public offering and an affiliate of the Company.

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

Pursuant to an investment sub-advisory agreement between FSIC IV and GDFM, or the sub-advisory agreement, GDFM will receive 50% of all management and incentive fees payable to FSIC IV Advisor under the investment advisory and administrative services agreement with respect to each year.

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

Franklin Square Holdings funded certain of the Company’s organization and offering costs in the amounts of $1,302 and $3,720, respectively, for the six months ended June 30, 2016 and the period from February 25, 2015 (Inception) to December 31, 2015. Under the investment advisory and administrative services agreement, there was no liability on the Company’s part for the organization or offering costs funded by FSIC IV Advisor or its affiliates (including Franklin Square Holdings) until the Company satisfied the minimum offering requirement on January 6, 2016. Since commencing its continuous public offering and through June 30, 2016, the Company has paid total reimbursements of $548 to FSIC IV Advisor and its affiliates for organization and offering costs funded by them.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement during the three and six months ended June 30, 2016:

Related Party	Source Agreement	Description	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$298	$368
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$107	$218
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$60	$120
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$231	$231

(1)	During the six months ended June 30, 2016, $70 in base management fees were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement (see “—Expense Reimbursement” below). Of the $298 in base management fees accrued and payable as of June 30, 2016, it is intended that $230 of such fees will be applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement as of June 30, 2016 and the balance, $68, will be paid to FSIC IV Advisor.
(2)	During the six months ended June 30, 2016, the Company accrued capital gains incentive fees of $218 based on the performance of its portfolio, all of which was based on unrealized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. The Company did not pay any capital gains incentive fees to FSIC IV Advisor during the six months ended June 30, 2016. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)	During the six months ended June 30, 2016, $109 of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC IV Advisor and the remainder related to other reimbursable expenses. The Company paid $21 in administrative services expenses to FSIC IV Advisor during the six months ended June 30, 2016.
(4)	During the six months ended June 30, 2016, the Company expensed offering costs of $231, which related to reimbursements to FSIC IV Advisor for offering costs incurred on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC IV Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock.

Compensation of the Dealer Manager

The dealer manager for the Company’s continuous public offering is FS2, which is one of the Company’s affiliates. Under an amended and restated dealer manager agreement, dated as of November 11, 2015, among the Company, FSIC IV Advisor and FS2, FS2 is entitled to receive upfront sales commissions in connection with the sale of shares of common stock in the Company’s continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers and financial representatives. The dealer manager re-allowed to selected broker dealers and other financial representatives the upfront sales commissions it was entitled to receive during the six months ended June 30, 2016.

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

As of July 26, 2016, the Company issued an aggregate of 805,421 shares of Class T common stock for aggregate gross proceeds of $8,348 to the principal of FSIC IV Advisor, members of the Company’s board of directors and other individuals and entities affiliated with FSIC IV Advisor and GDFM, including shares of Class T common stock sold to Mr. Forman in February 2015.

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

Co-Investment Exemptive Relief

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

During the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, the Company accrued $666 for expense reimbursements that Franklin Square Holdings has agreed to pay, including $230 in reimbursements for the three months ended June 30, 2016. As discussed in the table above, it is intended that these reimbursements will be funded, in part, through the offset of management fees payable by the Company to FSIC IV Advisor. During the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, the Company received $366 in cash reimbursements from Franklin Square Holdings and offset $70 in management fees payable by the Company to FSIC IV Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of June 30, 2016, the Company had $230 of reimbursements due from Franklin Square Holdings, which the Company expects to offset against management fees payable by the Company to FSIC IV Advisor.

As discussed above, under the expense reimbursement agreement, amounts reimbursed to the Company by Franklin Square Holdings may become subject to repayment by the Company in the future. During the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, the Company did not accrue any expense recoupments payable to Franklin Square Holdings.

The following table reflects the expense reimbursement payments due from Franklin Square Holdings to the Company as of June 30, 2016 that may become subject to repayment by the Company to Franklin Square Holdings:

For the Three Months Ended	Amount of Expense Reimbursement Payment	Annualized “Other Operating Expenses” Ratio as of the Date of Expense Reimbursement	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
March 31, 2016	$436	9.97%	6.00%	March 31, 2019
June 30, 2016	$230	2.85%	5.92%	June 30, 2019

(1)	The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular weekly cash distribution per share as of such date without compounding), divided by the Company’s public offering price per share as of such date.

Franklin Square Holdings is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and Franklin Square Holdings’ co-founder, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company’s expenses in future quarters.

FS Benefit Trust

FS Benefit Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of Franklin Square Holdings and its affiliates. During the six months ended June 30, 2016, FS Benefit Trust purchased $1 of the Company’s shares of common stock at a purchase price equal to 97.8% of the public offering price in effect on the purchase date.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the six months ended June 30, 2016:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.1496	$205
June 30, 2016	$0.1620	$755

The Company currently declares regular cash distributions on a weekly basis and pays such distributions on a monthly basis. On May 10, 2016 and August 4, 2016, the Company’s board of directors declared regular weekly cash distributions for July 2016 through September 2016 and October 2016 through December 2016, respectively, each in the amount of $0.012463 per share. These distributions, which have been or will be paid monthly to Class T stockholders of record as of weekly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

For a period of time following commencement of the Company’s continuous public offering, which time period may be significant, substantial portions of the Company’s distributions have been, and may in the future, be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC IV Advisor, that are subject to repayment by the Company within three years. The purpose of this arrangement is to ensure that no portion of the Company’s distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. The Company’s future repayments of amounts reimbursed or waived by Franklin Square Holdings or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. If Franklin Square Holdings had not reimbursed certain of the Company’s expenses, 23% of the aggregate amount of distributions paid during the six months ended June 30, 2016 would have been funded from offering proceeds or borrowings.

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the six months ended June 30, 2016:

Six Months Ended June 30, 2016
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	—	—
Short-term capital gains proceeds from the sale of assets	736	77%
Long-term capital gains proceeds from the sale of assets	—	—
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Expense reimbursement from sponsor	224	23%

Total	$960	100%

(1)	During the six months ended June 30, 2016, 91.0% of the Company’s gross investment income was attributable to cash income earned, 6.2% was attributable to non-cash accretion of discount and 2.8% was attributed to paid-in-kind interest, or PIK, interest.

The Company’s net investment income on a tax basis for the six months ended June 30, 2016 was $224. As of June 30, 2016, the Company had distributed all of its net investment income and realized gains on a tax basis.

The difference between the Company’s GAAP-basis net investment income (loss) and its tax-basis net investment income is primarily due to the tax-basis deferral and amortization of organization costs, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company, the reclassification of unamortized original issue discount from income for GAAP purposes to realized gains for tax purposes and the tax basis net investment income portion of the total return swap payments.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table sets forth a reconciliation between GAAP-basis net investment income (loss) and tax-basis net investment income during the six months ended June 30, 2016:

Six Months Ended June 30, 2016
GAAP-basis net investment income (loss)	$(801)
Tax-basis deferral and amortization of organization costs	309
Reversal of incentive fee accrual on unrealized gains	218
Reclassification of unamortized original issue discount	(47)
Tax-basis net investment income portion of total return swap payments	235
Accretion of discount on total return swap	79
Other miscellaneous differences	231

Tax-basis net investment income	$224

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

As of June 30, 2016 the components of accumulated earnings on a tax basis were as follows:

June 30, 2016
Distributable ordinary income	$—
Distributable capital gains (accumulated capital losses)	—
Incentive fee accrual on unrealized gains	(218)
Unamortized organization costs	(309)
Net unrealized appreciation (depreciation) on investments and total return swap(1)	584

Total	$57

(1)	As of June 30, 2016, the gross unrealized appreciation on the Company’s investments and TRS was $784. As of June 30, 2016, the gross unrealized depreciation on the Company’s investments was $200.

The aggregate cost of the Company’s investments, including the accretion of discount on the TRS, for U.S. federal income tax purposes totaled $27,018 as of June 30, 2016. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s TRS, was $584 as of June 30, 2016.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2016:

	June 30, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$11,722	$11,819	43%
Senior Secured Loans—Second Lien	10,088	10,051	37%
Subordinated Debt	4,785	5,148	19%
Equity/Other	344	344	1%

Total	$26,939	$27,362	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2016 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8. As of June 30, 2016, the investments underlying the TRS had a notional amount and market value of $88,061 and $87,910, respectively.

	June 30, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$84,899	$84,940	74%
Senior Secured Loans—Second Lien	24,972	24,840	22%
Subordinated Debt	4,785	5,148	4%
Equity/Other	344	344	0%

Total	$115,000	$115,272	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of June 30, 2016, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2016, the Company had no investments with unfunded commitments.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2016:

	June 30, 2016
Industry Classification	Fair Value	Percentage of Portfolio
Automobiles & Components	$2,675	10%
Capital Goods	7,426	27%
Commercial & Professional Services	3,362	12%
Consumer Services	5,148	19%
Diversified Financials	1,972	7%
Materials	2,612	10%
Software & Services	4,167	15%

Total	$27,362	100%

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

As of June 30, 2016, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2016
	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	27,362	240

Total	$27,362	$240

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The Company’s investments as of June 30, 2016 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Two senior secured loan investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. The Company’s equity/other investment was also valued by an independent valuation firm, which determined the fair value of such investment by considering, among other factors, contractual rights ascribed to such investment, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, or revenues. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

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

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the six months ended June 30, 2016 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2016
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$—	$—	$—	$—	$—
Accretion of discount (amortization of premium)	53	2	12	—	67
Net realized gain (loss)	186	—	3	—	189
Net change in unrealized appreciation (depreciation)	97	(37)	363	—	423
Purchases	39,516	10,086	11,183	344	61,129
Paid-in-kind interest	9	—	—	—	9
Sales and redemptions	(28,042)	—	(6,413)	—	(34,455)
Net transfers in or out of Level 3	—	—	—	—	—

Fair value at end of period	$11,819	$10,051	$5,148	$344	$27,362

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$97	$(37)	$363	$—	$423

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2016 were as follows:

Type of Investment	Fair Value at June 30, 2016	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$3,056	Market Comparables	Market Yield (%)	9.3% - 9.8%	9.5%
	8,763	Market Quotes	Indicative Dealer Quotes	94.0% - 99.3%	96.8%
Senior Secured Loans—Second Lien	767	Market Comparables	Market Yield (%)	21.0% - 21.5%	21.3%
	9,284	Market Quotes	Indicative Dealer Quotes	88.3% - 100.4%	96.3%
Subordinated Debt	5,148	Market Quotes	Indicative Dealer Quotes	96.7% - 97.7%	97.2%
Equity/Other	344	Market Comparables	EBITDA Multiples (x)	10.0x - 10.5x	10.3x

Total	$27,362

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which was provided by an independent third-party pricing service and screened for validity by such service. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangement

The following table presents summary information with respect to the Company’s outstanding financing arrangement as of June 30, 2016. For additional information regarding this financing arrangement, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2015 and the additional disclosure set forth in this Note 8.

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap	Total Return Swap	L+1.60%	$88,061	$36,939	N/A	(1)

(1)	The TRS may be terminated by Cheltenham Funding at any time, subject to payment of an early termination fee if prior to January 19, 2017, or by Citibank on or after January 19, 2017, in each case, in whole or in part, upon prior written notice to the other party.

Citibank Total Return Swap

On January 19, 2016, the Company’s wholly-owned financing subsidiary, Cheltenham Funding, entered into the TRS for a portfolio of senior secured floating rate loans with Citibank. The TRS has subsequently been amended three times resulting in the maximum aggregate notional amount of the portfolio of loans subject to the TRS being increased from $20,000 originally to $125,000 effective as of June 30, 2016.

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

Pursuant to the terms of the TRS, Cheltenham Funding may select a portfolio of loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $125,000. Cheltenham Funding is required to initially cash collateralize a specified percentage of each loan included under the TRS in accordance with margin requirements described in the agreements between Cheltenham Funding and Citibank that collectively establish the TRS, or collectively, the TRS Agreement. Under the terms of the TRS,

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangement (continued)

Cheltenham Funding has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Cheltenham Funding are available to pay the debts of the Company.

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

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangement (continued)

Citibank may terminate the TRS on or after January 19, 2017, the first anniversary of the effectiveness of the TRS (unless certain specified events permit Citibank to terminate the TRS on an earlier date). Cheltenham Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Cheltenham Funding will be required to pay an early termination fee to Citibank if it elects to terminate the TRS prior to the one year anniversary of the effective date. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments based on the minimum utilization amount, which would be owed by Cheltenham Funding to Citibank for the period from the termination date through and including January 19, 2017. Such monthly payments will equal the present value of the product of (x) 85%, multiplied by (y) the maximum notional amount of the TRS ($125,000), multiplied by (z) 1.60% or 1.50% per annum, as applicable. If the TRS had been terminated as of June 30, 2016, Cheltenham Funding would have been required to pay an early termination fee of $802. Other than during the first 90 days and last 30 days of the term of the TRS, Cheltenham Funding is required to pay a minimum usage fee if less than 85% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 85% but less than 100% of the maximum notional amount of the TRS is utilized.

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

As of June 30, 2016, the fair value of the TRS was $240. The net change in fair value of the TRS is reflected as unrealized appreciation (depreciation) on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of June 30, 2016, Cheltenham Funding had selected 29 underlying loans with a total notional amount of $88,061 and posted $33,000 in cash collateral held by Citibank (of which only $31,579 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheet.

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

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangement (continued)

The following is a summary of the underlying loans subject to the TRS as of June 30, 2016:

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
AdvancePierre Foods, Inc.	Food, Beverage & Tobacco	L+375	1.0%	6/2/23	$2,985	$2,987	$2
Americold Realty Operating Partnership, L.P.(3)	Real Estate	L+550	1.0%	12/1/22	983	991	8
Avantor Performance Materials Holdings, Inc.	Materials	L+500	1.0%	6/17/22	5,940	5,948	8
Avantor Performance Materials Holdings, Inc.	Materials	L+950	1.0%	6/16/23	1,960	1,950	(10)
Brock Holdings III, Inc.	Energy	L+450	1.5%	3/16/17	2,839	2,810	(29)
Builders FirstSource, Inc.(3)	Capital Goods	L+500	1.0%	7/29/22	3,961	3,979	18
Caesars Entertainment Resort Properties, LLC	Consumer Services	L+600	1.0%	10/11/20	5,410	5,437	27
Candy Intermediate Holdings, Inc.	Food, Beverage & Tobacco	L+450	1.0%	6/15/23	3,980	3,990	10
CHG Healthcare Services, Inc.	Health Care Equipment & Services	L+375	1.0%	6/7/23	5,629	5,653	24
Cypress Semiconductor Corp.(3)	Semiconductors & Semiconductor Equipment	L+550	1.0%	7/5/21	3,940	3,970	30
DTZ U.S. Borrower, LLC(3)	Real Estate	L+825	1.0%	11/4/22	3,997	3,961	(36)
Kronos Inc.	Software & Services	L+850	1.3%	4/30/20	2,030	2,009	(21)
P2 Upstream Acquisition Co.	Energy	L+400	1.0%	10/30/20	1,189	1,179	(10)
Precyse Acquisition Corp.	Health Care Equipment & Services	L+550	1.0%	10/19/22	3,452	3,487	35
ProQuest LLC	Software & Services	L+475	1.0%	10/24/21	4,661	4,510	(151)
Quanex Building Products Corp.(3)	Capital Goods	L+525	1.0%	11/2/22	1,987	1,985	(2)
Red Lobster Management LLC	Consumer Services	L+525	1.0%	7/28/21	5,394	5,346	(48)
SiteOne Landscape Supply, LLC(3)	Capital Goods	L+525	1.0%	4/29/22	2,173	2,195	22
SRS Distribution Inc.	Capital Goods	L+425	1.0%	8/25/22	2,981	2,993	12
SRS Distribution Inc.	Capital Goods	L+875	1.0%	2/24/23	1,960	1,990	30
Stardust Finance Holdings, Inc.(3)	Materials	L+550	1.0%	3/14/22	5,105	5,046	(59)
Stardust Finance Holdings, Inc.(3)	Materials	L+950	1.0%	3/13/23	1,978	1,920	(58)
TierPoint, LLC	Software & Services	L+425	1.0%	12/2/21	980	973	(7)
TierPoint, LLC	Software & Services	L+450	1.0%	12/2/21	892	889	(3)
TNS, Inc.	Software & Services	L+400	1.0%	2/14/20	2,866	2,891	25
TNS, Inc.	Software & Services	L+800	1.0%	8/14/20	452	466	14
TravelCLICK, Inc.	Software & Services	L+450	1.0%	5/6/21	3,995	3,950	(45)
TravelCLICK, Inc.	Software & Services	L+775	1.0%	11/6/21	2,507	2,493	(14)
TTM Technologies, Inc.(3)	Technology Hardware & Equipment	L+500	1.0%	5/31/21	1,835	1,912	77

Total					$88,061	$87,910	(151)

	Total TRS Accrued Income and Liabilities:						391

			Total TRS Fair Value:				$240

(1)	Loan may be an obligation of one or more entities affiliated with the named company.
(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2016, three-month LIBOR was 0.65%.
(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

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

The Company is not currently subject to any material legal proceedings and, to the Company’s knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be a

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Commitments and Contingencies (continued)

party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material effect upon its financial condition or results of operations.

See Note 4 for a discussion of the Company’s commitments to FSIC IV Advisor and its affiliates (including Franklin Square Holdings).

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2016:

Six Months Ended June 30, 2016
Per Share Data:(1)
Net asset value, beginning of period	$10.00
Results of operations(2)
Net investment income (loss)	(0.26)
Net realized and unrealized appreciation (depreciation) on investments and total return swap	0.51

Net increase (decrease) in net assets resulting from operations	0.25

Stockholder distributions(3)
Distributions from net investment income	(0.07)
Distributions from net realized gain on investments	(0.24)

Net decrease in net assets resulting from stockholder distributions	(0.31)

Capital share transactions
Issuance of common stock(4)	0.59

Net increase in net assets resulting from capital share transactions	0.59

Net asset value, end of period	$10.53

Shares outstanding, end of period	6,869,239

Total return(5)	5.45%

Ratio/Supplemental Data:
Net assets, end of period	$72,325

Ratio of net investment income (loss) to average net assets(6)	(2.56)%

Ratio of total operating expenses to average net assets(6)	5.72%
Ratio of expenses reimbursed by sponsor to average net assets(6)	(2.13)%

Ratio of net expenses to average net assets(6)	3.59%

Portfolio turnover(7)	308.83%

Total amount of senior securities outstanding, exclusive of treasury securities	$56,482

Asset coverage per unit(8)	2.28

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the period from January 6, 2016 (Commencement of Operations) through June 30, 2016.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

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

(5)	The total return for the period from January 6, 2016 (Commencement of Operations) through June 30, 2016 was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share on January 6, 2016 (Commencement of Operations). The total return does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculation set forth above represents the total return on the Company’s investment portfolio during the period and does not represent an actual return to stockholders.

(6)	Weighted average net assets during the period from January 6, 2016 (Commencement of Operations) through June 30, 2016 are used for this calculation. Ratios are not annualized. The following is a schedule of supplemental ratios for the period from January 6, 2016 (Commencement of Operations) through June 30, 2016:

Six Months Ended June 30, 2016
Ratio of capital gains incentive fees to average net assets	0.70%
Ratio of offering costs to average net assets	0.74%

(7)	Portfolio turnover for the period from January 6, 2016 (Commencement of Operations) through June 30, 2016 is not annualized.

(8)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC IV Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments. Prior to raising sufficient capital, we may make smaller investments than we expect to make once we raise sufficient capital due to liquidity constraints. Once we raise sufficient capital, we expect that our investments will generally range between $5 million and $150 million each, although investments may vary proportionately with the size of our capital base and will ultimately be made at the discretion of FSIC IV Advisor, subject to oversight by our board of directors.

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

During the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, we accrued $666 for expense reimbursements that Franklin Square Holdings has agreed to pay, including $230 in reimbursements for the three months ended June 30, 2016. It is intended that these reimbursements will be funded, in part, through the offset of management fees payable by us to FSIC IV Advisor. During the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, we received $366 in cash reimbursements from Franklin Square Holdings and offset $70 in management fees payable by us to FSIC IV Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of June 30, 2016, we had $230 of reimbursements due from Franklin Square Holdings, which we expect to offset against management fees payable by us to FSIC IV Advisor.

As discussed above, under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. During the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, we did not accrue any expense recoupments payable to Franklin Square Holdings.

The following table reflects the expense reimbursement payment due from Franklin Square Holdings to us as of June 30, 2016 that may become subject to repayment by us to Franklin Square Holdings:

For the Three Months Ended	Amount of Expense Reimbursement Payment	Annualized “Other Operating Expenses” Ratio as of the Date of Expense Reimbursement	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
March 31, 2016	$436	9.97%	6.00%	March 31, 2019
June 30, 2016	$230	2.85%	5.92%	June 30, 2019

(1)	The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular weekly cash distribution per share as of such date without compounding), divided by our public offering price per share as of such date.

Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael C. Forman, and Franklin Square Holdings co-founder, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

Portfolio Investment Activity for Three Months Ended June 30, 2016 and for the Period from January 6, 2016 (Commencement of Operations) through June 30, 2016

During the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, we made investments in portfolio companies totaling $61,129. During the same period, we sold investments for proceeds of $33,403 and received principal repayments of $1,052. As of June 30, 2016, our investment portfolio, with a total fair value of $27,362 (43% in first lien senior secured loans, 37% in second lien senior secured loans, 19% in subordinated debt and 1% in equity and other investments), consisted of interests in 9 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $117.7 million. As of June 30, 2016, the debt investments in our portfolio were purchased at a weighted average price of 94.5% of par and our estimated gross portfolio yield (which represents the expected annualized yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 10.0% based upon the amortized cost of our investments.

Based on our regular weekly cash distribution amount of $0.012463 per share as of June 30, 2016 and our public offering price of $10.95 per share as of such date, the annualized distribution rate to stockholders as of June 30, 2016 was 5.92%. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our public offering price per share as of June 30, 2016. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital.

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

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2016:

Net Investment Activity	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Purchases	$53,600	$61,129
Sales and Redemptions	(29,206)	(34,455)

Net Portfolio Activity	$24,394	$26,674

	For the Three Months Ended June 30, 2016		For the Six Months Ended June 30, 2016
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$37,607	70%	$39,516	65%
Senior Secured Loans—Second Lien	9,466	17%	10,086	16%
Subordinated Debt	6,183	12%	11,183	18%
Equity/Other	344	1%	344	1%

Total	$53,600	100%	$61,129	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2016:

	June 30, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$11,722	$11,819	43%
Senior Secured Loans—Second Lien	10,088	10,051	37%
Subordinated Debt	4,785	5,148	19%
Equity/Other	344	344	1%

Total	$26,939	$27,362	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2016 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8 to our unaudited consolidated financial statements included herein. As of June 30, 2016, the investments underlying the TRS had a notional amount and market value of $88,061 and $87,910, respectively.

	June 30, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$84,899	$84,940	74%
Senior Secured Loans—Second Lien	24,972	24,840	22%
Subordinated Debt	4,785	5,148	4%
Equity/Other	344	344	0%

Total	$115,000	$115,272	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2016:

June 30, 2016
Number of Portfolio Companies	9
% Variable Rate (based on fair value)	79.9%
% Fixed Rate (based on fair value)	18.8%
% of Non-Income Producing Equity/Other Investments (based on fair value)	1.3%
Average Annual EBITDA of Portfolio Companies	$117,660
Weighted Average Purchase Price of Debt Investments (as a % of par)	94.5%
% of Investments on Non-Accrual (based on fair value)	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	10.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.1%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three and six months ended June 30, 2016:

New Direct Originations	For the Three and Six Months Ended June 30, 2016
Total Commitments	$1,455
Exited Investments (including partial paydowns)	—

Net Direct Originations	$1,455

	For the Three and Six Months Ended June 30, 2016
New Direct Originations by Asset Class	Commitment Amount	Percentage
Senior Secured Loans—Second Lien	$1,111	76%
Equity/Other	344	24%

Total	$1,455	100%

For the Three and Six Months Ended June 30, 2016
Average New Direct Origination Commitment Amount	$1,455
Weighted Average Maturity for New Direct Originations	6/27/22
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	16.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	23.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	—

The following table presents certain selected information regarding our direct originations as of June 30, 2016:

Characteristics of All Direct Originations held in Portfolio	June 30, 2016
Number of Portfolio Companies	1
Average Annual EBITDA of Portfolio Companies	$68,600
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	4.2x
% of Investments on Non-Accrual (based on fair value)	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	16.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	23.8%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2016:

	June 30, 2016
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio
Direct Origination	$1,111	4%
Opportunistic	14,887	54%
Broadly Syndicated/Other	11,364	42%

Total	$27,362	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2016:

	June 30, 2016
Industry Classification	Fair Value	Percentage of Portfolio
Automobiles & Components	$2,675	10%
Capital Goods	7,426	27%
Commercial & Professional Services	3,362	12%
Consumer Services	5,148	19%
Diversified Financials	1,972	7%
Materials	2,612	10%
Software & Services	4,167	15%

Total	$27,362	100%

As of June 30, 2016, we did not “control” and were not an “affiliated person” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned more than 25% of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which we may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2016, we had no investments with unfunded commitments.

Portfolio Asset Quality

In addition to various risk management and monitoring tools, FSIC IV Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FSIC IV Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2016:

June 30, 2016
Investment Rating	Fair Value	Percentage of Portfolio
1	$—	—
2	27,362	100%
3	—	—
4	—	—
5	—	—

Total	$27,362	100%

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

Results of Operations for the Three Months Ended June 30, 2016 and for the Period from January 6, 2016 (Commencement of Operations) through June 30, 2016

Revenues

We generated investment income of $311 and $325 for the three months ended June 30, 2016 and the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, respectively, in the form of interest earned on senior secured loans (first and second lien) and subordinated debt securities in our portfolio. Such revenues represent $283 and $296 of cash income earned as well as $28 and $29 in non-cash portions relating to accretion of discount and PIK interest for such periods, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our portfolio increases.

Expenses

Our operating expenses were $1,097 and $1,792 for the three months ended June 30, 2016 and the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, respectively. Our operating expenses for such periods include base management fees attributed to FSIC IV Advisor of $298 and $368, respectively. Our operating expenses for such periods also include administrative services expenses attributed to FSIC IV Advisor of $60 and $120, respectively.

FSIC IV Advisor is eligible to receive incentive fees based on our performance. During the three months ended June 30, 2016, we accrued a capital gains incentive fee of $107. During the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, we accrued a capital gains incentive fee of $218 based on the performance of our portfolio, all of which was based on unrealized gains. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

For the three months ended June 30, 2016 and the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $8 and $10, respectively, and fees and expenses incurred with our stock transfer agent totaled $15 and $35, respectively. Fees for our board of directors for such periods were $21 and $46, respectively.

Our other general and administrative expenses totaled $239 and $447 for the three months ended June 30, 2016 and the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, respectively, and consisted of the following:

	Three Months Ended June 30, 2016	Period from January 6, 2016 (Commencement of Operations) through June 30, 2016
Expenses associated with our independent audit and related fees	$60	$123
Legal fees	24	99
Printing fees	119	139
Other	36	86

Total	$239	$447

We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.

During the three months ended June 30, 2016 and the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, the ratio of our total operating expenses to our average net assets was 2.28% and 5.72%, respectively. During such periods, the ratio of our net expenses to our average net assets, which includes $230 and $666, respectively, of expense reimbursements from Franklin Square Holdings, was 1.80% and 3.59%, respectively. During such periods, the ratio of our total operating expenses to average net assets included $107 and $218, respectively, related to accruals for our capital gains incentive fees, and $231 and $231, respectively, related to offering costs. Without such expenses, the ratio of our total operating expenses to average net assets for such periods would have been 1.57% and 4.29%, respectively. Incentive fees and offering costs may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance.

Expense Reimbursement

During the three months ended June 30, 2016 and the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, we accrued $230 and $666, respectively, for expense reimbursements that Franklin Square Holdings has agreed to pay. It is intended that these reimbursements will be funded, in part, through the offset of management fees payable by us to FSIC IV Advisor. Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. During the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, we received $366 in cash reimbursements from Franklin Square Holdings and offset $70 in management fees payable by us to FSIC IV Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of June 30, 2016, we had $230 of reimbursements due from Franklin Square Holdings, which we expect to offset against management fees payable by us to FSIC IV Advisor. During the three months ended June 30, 2016 and the period from January 6, 2016 (Commencement of

Operations) through June 30, 2016, we did not accrue any expense recoupments payable to Franklin Square Holdings. See “—Overview—Expense Reimbursement” for a discussion of the expense reimbursement agreement.

Net Investment Income (Loss)

Our net investment income (loss) totaled $(556) ($(0.12) per share) and $(801) ($(0.26) per share), for the three months ended June 30, 2016 and the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $28,154 and $1,052, respectively, during the three months ended June 30, 2016, from which we realized a net gain of $189. We sold investments and received principal repayments of $33,403 and $1,052, respectively, during the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, from which we realized a net gain of $189. During such periods, we earned $610 and $735, respectively, from periodic net settlement payments on our TRS, which are reflected as realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap

For the three months ended June 30, 2016 and the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $333 and $423, respectively. The net change in unrealized appreciation (depreciation) on our TRS was $(215) and $240, respectively, for such periods.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2016 and the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, the net increase (decrease) in net assets resulting from operations was $361 ($0.08 per share) and $786 ($0.26 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

As of June 30, 2016, we had $17,409 in cash, which we held in a custodial account, and $33,000 in cash held as collateral by Citibank under the terms of the TRS.

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

During the six months ended June 30, 2016, we issued 6,849,239 shares of Class T common stock for gross proceeds of $73,718 at an average price per share of $10.76. The gross proceeds received during the six months ended June 30, 2016 include reinvested stockholder distributions of $635 for which we issued 59,733 shares of Class T common stock. The upfront selling commissions related to the sale of our Class T common stock were $1,419 for the six months ended June 30, 2016.

Since commencing our continuous public offering and through July 26, 2016, we have issued 7,622,130 shares of Class T common stock for gross proceeds of $82,179, including Class T common stock issued under our distribution reinvestment plan. As of July 26, 2016, we had raised total gross proceeds of $82,379, including $200 of seed capital contributed by the principal of FSIC IV Advisor in February 2015 and $8,348 in gross proceeds raised from the principal of FSIC IV Advisor, certain members of our board of directors and other individuals and entities affiliated with FSIC IV Advisor and GDFM.

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

Share Repurchase Program

To provide our stockholders with limited liquidity, we intend to conduct quarterly tender offers pursuant to our share repurchase program. The first such tender offer commenced in May 2016, and the repurchase occurred in connection with our July 6, 2016 weekly closing. On such date, we repurchased 10,521 shares of common stock (representing 100% shares of common stock tendered for repurchase) at $10.7091 per share for aggregate consideration totaling $113. For additional information regarding our share repurchase program, see Note 3 to our unaudited consolidated financial statements included herein.

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

The following table presents summary information with respect to our outstanding financing arrangement as of June 30, 2016:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap	Total Return Swap	L+1.60%	$88,061	$36,939	N/A(1)

(1)	The TRS may be terminated by Cheltenham Funding at any time, subject to payment of an early termination fee if prior to January 19, 2017, or by Citibank on or after January 19, 2017, in each case, in whole or in part, upon prior written notice to the other party.

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

During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of our common stock. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC IV Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. If Franklin Square Holdings had not reimbursed certain of our expenses, 23% of the aggregate amount of distributions paid during the six months ended June 30, 2016 would have been funded from offering proceeds or borrowings.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, unless stockholders elect to receive their cash distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we declared and paid on our common stock during the six months ended June 30, 2016:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.1496	$205
June 30, 2016	$0.1620	$755

On May 10, 2016 and August 4, 2016, our board of directors declared regular weekly cash distributions for July 2016 through September 2016 and October 2016 through December 2016, respectively, each in the amount of $0.012463 per share. These distributions have been or will be paid monthly to Class T stockholders of record as of weekly record dates previously determined by our board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the six months ended June 30, 2016:

Six Months Ended June 30, 2016
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	—	—
Short-term capital gains proceeds from the sale of assets	736	77%
Long-term capital gains proceeds from the sale of assets	—	—
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Expense reimbursement from sponsor	224	23%

Total	$960	100%

(1)	During the six months ended June 30, 2016, 91.0% of our gross investment income was attributable to cash income earned, 6.2% was attributable to non-cash accretion of discount and 2.8% was attributed to PIK interest.

Our net investment income on a tax basis for the six months ended June 30, 2016 was $224. As of June 30, 2016, we had distributed all of our net investment income and realized gains on a tax basis.

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the six months ended June 30, 2016.

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

Our equity interests in portfolio companies for which there is no liquid public market will be valued at fair value. Our board of directors, in its determination of fair value, may consider various factors, such as multiples of EBITDA, cash flows, net income, or revenue. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

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

Our investments as of June 30, 2016 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Two senior secured loan investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investment. Our equity/other investment was also valued by an independent valuation firm, which determined the fair value of such investment by considering, among other factors, contractual rights ascribed to such investment, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

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

Organization Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to our organization. These costs are expensed as incurred as we raise proceeds in our continuous public offering. During the three and six months ended June 30, 2016, we expensed $118 and $317, respectively, of organization costs as we raised proceeds in our continuous public offering. During the period from February 25, 2015 (Inception) to December 31, 2015, we incurred organization costs of $317 which were paid on our behalf by Franklin Square Holdings. See also “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager.”

Offering Costs

Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to our continuous public offering of shares of our common stock, including the preparation of our Registration Statement on Form N-2 and salaries and direct expenses of FSIC IV Advisor’s personnel, employees of its affiliates and others while engaged in such activities. We will defer and amortize such costs as an expense over twelve months as we raise proceeds in our continuous public offering. During the three and six months ended June 30, 2016, we expensed $231, of offering costs as we raised proceeds in our continuous public offering, which commenced on January 6, 2016. During the six months ended June 30, 2016 and the period from February 25, 2015 (Inception) to December 31, 2015, we incurred offering costs of $1,302 and $3,403, respectively, which were paid on our behalf by Franklin Square Holdings. See also “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager.”

Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC IV Advisor became entitled to receive up to 0.75% of gross proceeds raised in our continuous public offering until all organization and offering costs funded by FSIC IV Advisor and its affiliates (including Franklin Square Holdings) have been recovered.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2016, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC IV Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FSIC IV Advisor, and, to the extent it provides such services, GDFM, are reimbursed for administrative expenses and/or organization and offering costs incurred on our behalf, as applicable. See Note 4 to our unaudited consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager” for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the three and six months ended June 30, 2016.

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

Pursuant to the investment sub-advisory agreement, GDFM will receive 50% of all management and incentive fees payable to FSIC IV Advisor under the investment advisory and administrative services agreement with respect to each year.

Franklin Square Holdings has funded certain of our organization and offering costs in the amounts of $1,302 and $3,720, respectively, for the six months ended June 30, 2016 and the period from February 25, 2015 (Inception) to December 31, 2015. Under the investment advisory and administrative services agreement, there was no liability on our part for the organization or offering costs funded by FSIC IV Advisor or its affiliates (including Franklin Square Holdings) until we satisfied the minimum offering requirement on January 6, 2016. Since commencing our continuous public offering and through June 30, 2016, we have paid total reimbursements of $548 to FSIC IV Advisor and its affiliates for organization and offering costs funded by them.

The dealer manager for our continuous public offering is FS2, which is one of our affiliates. Under the dealer manager agreement, FS2 is entitled to receive upfront selling commissions in connection with the sale of shares of our common stock in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers and financial representatives. The dealer-manager re-allowed the upfront sales commissions it was entitled to receive during the six months ended June 30, 2016. We will also be obligated to pay the dealer manager an annual distribution fee which will accrue daily, beginning on February 27, 2017, and will be paid on a monthly basis. The dealer manager is entitled to re-allow all or a portion of the annual distribution fee to selected broker dealers and financial representatives.

The following table describes the fees and expenses we accrued under the investment advisory and administrative services agreement during the three months ended June 30, 2016:

Related Party	Source Agreement	Description	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$298	$368
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$107	$218
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$60	$120
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$231	$231

(1)	During the six months ended June 30, 2016, $70 in base management fees were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement (see “—Overview—Expense Reimbursement”). Of the $298 in base management fees accrued and payable as of June 30, 2016, it is intended that $230 of such fees will be applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement as of June 30, 2016 and the balance, $68, will be paid to FSIC IV Advisor.
(2)	During the six months ended June 30, 2016, we accrued capital gains incentive fees of $218 based on the performance of our portfolio, all of which was based on unrealized gains. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. We did not pay any capital gains incentive fees to FSIC IV Advisor during the six months ended June 30, 2016. See “—Critical Accounting Policies—Capital Gains Incentive Fees” for a discussion of the methodology employed by us in calculating the capital gains incentive fees.
(3)	During the six months ended June 30, 2016, $109 of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC IV Advisor and the remainder related to other reimbursable expenses. We paid $21 in administrative services expenses to FSIC IV Advisor during the six months ended June 30, 2016.
(4)	During the six months ended June 30, 2016, we expensed offering costs of $231, which related to reimbursements to FSIC IV Advisor for offering costs incurred on our behalf, including marketing expenses, salaries and other direct expenses of FSIC IV Advisor’s personnel and employees of its affiliates while engaged in registering and marketing our shares of common stock.

See Note 4 to our unaudited consolidated financial statements included herein for additional information regarding our related party transactions and relationships, including compensation of the dealer manager, capital contributions by FSIC IV Advisor and GDFM, potential conflicts of interest, our exemptive relief order from the SEC, our expense reimbursement arrangement with Franklin Square Holdings and FS Benefit Trust’s purchases of our shares of Class T common stock.

Recent Developments

During the period from July 1, 2016 to July 26, 2016, we issued 772,891 shares of Class T common stock for gross proceeds of $8,461 at an average price per share of $10.95.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
(in thousands)

We are subject to financial market risks, including changes in interest rates. As of June 30, 2016, 79.9% of our portfolio investments (based on fair value) paid variable interest rates, 18.8% paid fixed interest rates and the remainder (1.3%) consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC IV Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the TRS between Cheltenham Funding and Citibank, Cheltenham Funding pays fees to Citibank at a floating rate equal to one-month LIBOR plus 1.60% or 1.50% per annum, as applicable, on the utilized notional amount of the loans subject to the TRS in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional amount of $125,000.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangement in effect as of June 30, 2016:

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Percentage Change in Interest Income
Down 65 basis points	$572	8.7%
No change	—	—
Up 100 basis points	(171)	(2.6)%
Up 300 basis points	313	4.8%
Up 500 basis points	798	12.2%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Cheltenham Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.60% per annum on the utilized notional amount of the loans subject to the TRS. As of June 30, 2016, all of the loans underlying the TRS (based on fair value) paid variable interest rates.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2016, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2016, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of FS Investment Corporation IV. (Incorporated by reference to Exhibit (a)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

3.2	Bylaws of FS Investment Corporation IV. (Incorporated by reference to Exhibit (b) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 14, 2015.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with FS Investment Corporation IV’s prospectus filed on November 12, 2015 with the Securities and Exchange Commission pursuant to Rule 497 of the Securities Act of 1933, as amended.)

4.2	Distribution Reinvestment Plan of FS Investment Corporation IV. (Incorporated by reference to Exhibit (e) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of September 21, 2015, by and between FS Investment Corporation IV and FSIC IV Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.2	Investment Sub-Advisory Agreement, dated as of September 21, 2015, by and between FSIC IV Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.3	Dealer Manager Agreement, dated as of September 21, 2015, by and among FS Investment Corporation IV, FSIC IV Advisor, LLC and FS2 Capital Partners, LLC (Incorporated by reference to Exhibit (h)(1) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).

10.4	Amended and Restated Dealer Manager Agreement, dated as of November 11, 2015, by and among FS Investment Corporation IV, FSIC IV Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to exhibit (h)(1) to Post-Effective Amendment No. 2 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on November 12, 2015.)

10.5	Form of Selected Dealer Agreement. (Incorporated by reference to Exhibit (h)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.6	Custodian Agreement, by and between FS Investment Corporation IV and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.7	Escrow Agreement, dated as of September 21, 2015, by and among FS Investment Corporation IV, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (k)(1) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.8	Amended and Restated Escrow Agreement, dated as of October 9, 2015, by and among FS Investment Corporation IV, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (k)(1) to Post-Effective Amendment No. 1 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 9, 2015.)

10.9	Expense Support and Conditional Reimbursement Agreement, dated as of September 21, 2015, by and between FS Investment Corporation IV and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit (k)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.10	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of October 9, 2015, by and between FS Investment Corporation IV and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit (k)(2) to Post-Effective Amendment No. 1 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 9, 2015.)

10.11	Form of Distribution Plan. (Incorporated by reference to Exhibit (k)(3) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 14, 2015.)

10.12	Class Shares Plan. (Incorporated by reference to Exhibit (h)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.13	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016.)

10.14	Confirmation Letter Agreement, dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.14 to FS Investment Corporation IV’s Annual Report on Form 10-K for the period ended December 31, 2015 filed on March 22, 2016.)

10.15	Amended and Restated Confirmation Letter Agreement, dated as of April 12, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on April 14, 2016.)

10.16	Second Amended and Restated Confirmation Letter Agreement, effective as of June 3, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on June 8, 2016.)

10.17	Third Amended and Restated Confirmation Letter Agreement, effective as of June 30, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on June 13, 2016.)

10.18	Investment Management Agreement, dated as of January 19, 2016, by and between FS Investment Corporation IV and Cheltenham Funding LLC (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016.)

10.19	Guarantee, dated as of January 19, 2016, by FS Investment Corporation IV in favor of Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2016.

FS INVESTMENT CORPORATION IV

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Edward T. Gallivan, Jr.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)