Form 10-Q
period 2016-09-30
FS Investment Corp IV
filed 2016-11-10
CIK 1637417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 11,429,951 shares of the registrant’s Class T common stock outstanding as of November 1, 2016.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation IV

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2016 (Unaudited)	December 31, 2015
Assets
Investments, at fair value (amortized cost—$51,130 and $0, respectively)	$52,225	$—
Cash	22,102	200
Due from counterparty	45,000	—
Receivable for investments sold and repaid	33,504	—
Interest receivable	403	—
Receivable due on total return swap(1)	1,027	—
Unrealized appreciation on total return swap(1)	1,902	—

Total assets	$156,163	$200

Liabilities
Payable for investments purchased	$41,733	$—
Stockholder distributions payable	55	—
Management fees payable	520	—
Accrued capital gains incentive fees(2)	800	—
Administrative services expense payable	115	—
Directors’ fees payable	71	—
Other accrued expenses and liabilities	332	—

Total liabilities	43,626	—

Commitments and contingencies ($5,569 and $3,720, respectively)(3)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.001 par value, 250,000,000 shares authorized, 10,398,985 and 20,000 shares issued and outstanding, respectively	10	—
Class I common stock, $0.001 par value, 350,000,000 shares authorized, none issued and outstanding	—	—
Capital in excess of par value	110,470	200
Accumulated net realized gains on investments and total return swap(4)	1,915	—
Accumulated distributions in excess of net investment income(4)	(2,855)	—
Net unrealized appreciation (depreciation) on investments and total return swap	2,997	—

Total stockholders’ equity	112,537	200

Total liabilities and stockholders’ equity	$156,163	$200

Net asset value per share of common stock at period end	$10.82	$10.00

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(3)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Investment income
Interest income	$896	$1,192
Fee income	165	194

Total investment income	1,061	1,386

Operating expenses
Management fees	520	888
Capital gains incentive fees(1)	582	800
Administrative services expenses	60	180
Stock transfer agent fees	47	82
Accounting and administrative fees	13	23
Organization costs	—	317
Offering costs	286	517
Directors’ fees	71	117
Other general and administrative expenses	121	568

Total operating expenses	1,700	3,492
Less: Expense reimbursement from sponsor(2)	—	(666)

Net expenses	1,700	2,826

Net investment income (loss)	(639)	(1,440)

Realized and unrealized gain/loss
Net realized gain (loss) on investments	277	466
Net realized gain (loss) on total return swap(3)	1,660	2,395
Net change in unrealized appreciation (depreciation) on investments	672	1,095
Net change in unrealized appreciation (depreciation) on total return swap(3)	1,662	1,902

Total net realized and unrealized gain/loss on investments and total return swap	4,271	5,858

Net increase (decrease) in net assets resulting from operations	$3,632	$4,418

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.42	$0.90

Weighted average shares outstanding	8,639,995	4,916,430

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(2)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates.

(3)	See Note 8 for a discussion of the Company’s total return swap agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Statement of Changes in Net Assets

(in thousands)

Nine Months Ended September 30, 2016
Operations
Net investment income (loss)	$(1,440)
Net realized gain (loss) on investments and total return swap(1)	2,861
Net change in unrealized appreciation (depreciation) on investments	1,095
Net change in unrealized appreciation (depreciation) on total return swap(1)	1,902

Net increase (decrease) in net assets resulting from operations	4,418

Stockholder distributions(2)
Distributions from net investment income	(1,415)
Distributions from net realized gain on investments	(946)

Net decrease in net assets resulting from stockholder distributions	(2,361)

Capital share transactions(3)
Issuance of common stock	108,924
Reinvestment of stockholder distributions	1,469
Repurchases of common stock	(113)

Net increase in net assets resulting from capital share transactions	110,280

Total increase (decrease) in net assets	112,337
Net assets at beginning of period	200

Net assets at end of period	$112,537

Accumulated distributions in excess of net investment income(3)	$(2,855)

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Statement of Cash Flows

(in thousands)

Nine Months Ended September 30, 2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$4,418
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(123,560)
Paid-in-kind interest	(18)
Proceeds from sales and repayments of investments	73,072
Net realized (gain) loss on investments	(466)
Net change in unrealized (appreciation) depreciation on investments	(1,095)
Net change in unrealized (appreciation) depreciation on total return swap(1)	(1,902)
Accretion of discount	(158)
(Increase) decrease in due from counterparty	(45,000)
(Increase) decrease in receivable for investments sold and repaid	(33,504)
(Increase) decrease in interest receivable	(403)
(Increase) decrease in receivable due on total return swap(1)	(1,027)
Increase (decrease) in payable for investments purchased	41,733
Increase (decrease) in management fees payable	520
Increase (decrease) in accrued capital gains incentive fees	800
Increase (decrease) in administrative services expense payable	115
Increase (decrease) in directors’ fees payable	71
Increase (decrease) in other accrued expenses and liabilities	332

Net cash provided by (used in) operating activities	(86,072)

Cash flows from financing activities
Issuance of common stock	108,924
Reinvestment of stockholder distributions	1,469
Repurchases of common stock	(113)
Stockholder distributions	(2,306)

Net cash provided by financing activities	107,974

Total increase (decrease) in cash	21,902
Cash at beginning of period	200

Cash at end of period	$22,102

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Schedule of Investments

As of September 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loan—First Lien—26.1%
AqGen Ascensus, Inc.		Diversified Financials	L+450	1.0%	12/5/22	$1,991	$1,967	$1,981
ASG Technologies Group, Inc.		Software & Services	L+787, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	3,102	3,029	3,164
Corner Investment PropCo, LLC		Consumer Services	L+975	1.3%	11/2/19	4,792	4,757	4,744
JSS Holdings, Inc.		Capital Goods	L+650	1.0%	8/31/21	3,563	3,443	3,544
North Haven Cadence Buyer, Inc.	(h)	Consumer Services	L+500	1.0%	9/2/21	188	188	188
North Haven Cadence Buyer, Inc.		Consumer Services	L+813	1.0%	9/2/22	5,063	5,063	5,063
North Haven Cadence Buyer, Inc.	(h)	Consumer Services	L+750	1.0%	9/2/22	1,187	1,187	1,187
Propulsion Acquisition, LLC		Commercial & Professional Services	L+600	1.0%	7/13/21	3,448	3,348	3,362
Quest Software US Holdings Inc.	(f)	Software & Services	L+600	1.0%	9/27/22	4,396	4,220	4,367
Sybil Software LLC	(e)(f)	Software & Services	L+400	1.0%	9/30/22	3,122	3,107	3,144

Total Senior Secured Loan—First Lien							30,309	30,744
Unfunded Loan Commitments							(1,375)	(1,375)

Net Senior Secured Loans—First Lien							28,934	29,369

Senior Secured Loan—Second Lien—9.9%
ASG Technologies Group, Inc.		Software & Services	L+1100, 0.0% PIK (6.0% Max PIK)	1.0%	6/27/22	1,111	775	775
BBB Industries US Holdings, Inc.		Automobiles & Components	L+875	1.0%	11/3/22	3,000	2,824	2,782
LBM Borrower, LLC		Capital Goods	L+925	1.0%	8/20/23	1,427	1,368	1,365
Peak 10, Inc.		Software & Services	L+725	1.0%	6/17/22	333	308	311
PGA Holdings, Inc.	(e)(f)	Health Care Equipment & Services	L+725	1.0%	9/30/24	1,136	1,125	1,145
SRS Distribution Inc.		Capital Goods	L+875	1.0%	2/24/23	4,000	3,922	4,048
Stardust Finance Holdings, Inc.	(e)	Materials	L+950	1.0%	3/13/23	667	622	667

Total Senior Secured Loan—Second Lien							10,944	11,093

Subordinated Debt—10.0%
BMC Software Finance, Inc.		Software & Services	7.3%		6/1/18	6,000	5,898	5,940
CEC Entertainment, Inc.		Consumer Services	8.0%		2/15/22	5,297	4,802	5,300

Total Subordinated Debt							10,700	11,240

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Equity/Other—0.4%
ASG Technologies Group, Inc., Warrants, 6/27/2022	(g)	Software & Services	12,081	$344	$315
North Haven Cadence Buyer, Inc., Common Equity	(g)	Consumer Services	208,333	208	208

Total Equity/Other				552	523

TOTAL INVESTMENTS—46.4%				$51,130	52,225

OTHER ASSETS IN EXCESS OF LIABILITIES—53.6%					60,312

NET ASSETS—100.0%					$112,537

Total Return Swap			Notional Amount		Unrealized Appreciation
Citibank TRS Facility (Note 8)	(e)		$117,507		$1,902

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2016, the three-month London Interbank Offered Rate, or LIBOR, was 0.85%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2016, 96.8% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 82.5% of the Company’s total assets represented qualifying assets as of September 30, 2016.

(f)	Position or portion thereof unsettled as of September 30, 2016.

(g)	Security is non-income producing.

(h)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

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

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2016, the Company had one wholly-owned subsidiary through which it has entered into a financing arrangement, one wholly-owned subsidiary through which it expects to hold interests in certain non-controlled portfolio companies and one wholly-owned subsidiary through which it may in the future enter into a financing arrangement. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2016. All significant intercompany transactions have been eliminated in consolidation.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statement as of December 31, 2015 included in the Company’s annual report on Form 10-K. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The December 31, 2015 consolidated balance sheet is derived from the Company’s audited consolidated financial statement as of December 31, 2015. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Update No. 2013-08, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

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

Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as the Company raises proceeds in its continuous public offering. During the three and nine months ended September 30, 2016, the Company expensed $0 and $317, respectively, of organization costs as it raised proceeds in its continuous public offering, which commenced on January 6, 2016. During the period from February 25, 2015 (Inception) to December 31, 2015, the Company incurred organization costs of $317 which were paid on the Company’s behalf by Franklin Square Holdings, L.P., or FS Investments, the Company’s sponsor and an affiliate of FSIC IV Advisor (see Note 4).

Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal, and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the Company’s Registration Statement on Form N-2 and salaries and direct expenses of FSIC IV Advisor’s personnel, employees of its affiliates and others while engaged in such activities. The Company will defer and amortize such costs as an expense over twelve months as the Company raises proceeds in its continuous public offering. During the three and nine months ended September 30, 2016, the Company expensed $286 and $517, respectively, of offering costs as it raised proceeds in its continuous public offering, which commenced on January 6, 2016. During the nine months ended September 30, 2016 and the period from February 25, 2015 (Inception) to December 31, 2015, the Company incurred offering costs of $2,017 and $3,403, respectively, which were paid on the Company’s behalf by FS Investments (see Note 4).

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2016:

	Nine Months Ended September 30, 2016
	Shares	Amount
Gross Proceeds from Offering	10,252,472	$111,166
Reinvestment of Distributions	137,034	1,469

Total Gross Proceeds	10,389,506	112,635
Upfront Selling Commissions	—	(2,242)

Net Proceeds to Company	10,389,506	110,393
Share Repurchase Program	(10,521)	(113)

Net Proceeds from Share Transactions	10,378,985	$110,280

Status of Continuous Public Offering

Since commencing its continuous public offering and through November 1, 2016, the Company has issued 11,429,689 shares of Class T common stock for gross proceeds of $124,209, including Class T common stock issued under its distribution reinvestment plan and $8,964 in gross proceeds from the principal of FSIC IV Advisor, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC IV Advisor and GSO/Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser. As of November 1, 2016, the Company had raised total gross proceeds of $124,409, including $200 of seed capital contributed by the principal of FSIC IV Advisor in February 2015 (see Note 4).

During the nine months ended September 30, 2016, the Company issued 10,389,506 shares of Class T common stock for gross proceeds of $112,635 at an average price per share of $10.84. The gross proceeds received during the nine months ended September 30, 2016 include reinvested stockholder distributions of $1,469, for which the Company issued 137,034 shares of Class T common stock. During the period from October 1, 2016 to November 1, 2016, the Company issued 1,040,183 shares of Class T common stock for gross proceeds of $11,574 at an average price per share of $11.13.

The proceeds from the issuance of common stock as presented on the Company’s unaudited consolidated statement of changes in net assets and unaudited consolidated statement of cash flows are presented net of upfront selling commissions fees of $2,242 for the nine months ended September 30, 2016.

The Company has submitted to the SEC an application for an exemptive order to permit it to offer additional classes of common stock. If an exemptive order satisfactory to the Company is granted prior to January 6, 2017, a year from the date the Company met the minimum offering requirement, it intends to offer additional classes of its common stock with each class having a different upfront sales load and fee and expense structure. If an exemptive order satisfactory to the Company is not granted prior to January 6, 2017, the Company may close the offering of Class T shares (other than shares issued under the Company’s distribution reinvestment plan) and would not issue any additional share classes. The Company is currently considering alternatives that would allow it to continue the offering after January 6, 2017.

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

The following table provides information concerning the Company’s repurchase of shares of its common stock pursuant to its share repurchase program during the nine months ended September 30, 2016:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2016
June 30, 2016	July 6, 2016	10,521	100%	0.15%	$10.7091	$113

On October 5, 2016, the Company repurchased 9,217 shares of common stock (representing 100% of the shares of common stock tendered for repurchase and 0.09% of the shares outstanding as of such date) at $10.8558 per share for aggregate consideration totaling $100. Repurchased shares that were not issued under the Company’s distribution reinvestment plan were subject to a contingent deferred sales charge as described above, which amount was paid to FS Investment Solutions, LLC (formerly FS2 Capital Partners, LLC), or FS Investment Solutions, the dealer manager for the Company’s continuous public offering and an affiliate of the Company.

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

The Company reimburses FSIC IV Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FSIC IV Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments, the Company’s sponsor and an affiliate of FSIC IV Advisor, providing administrative services to the Company on behalf of FSIC IV Advisor. The amount of this reimbursement is set at the lesser of (1) FSIC IV Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FSIC IV Advisor allocates the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of FSIC IV Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to FSIC IV Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The Company does not reimburse FSIC IV Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC IV Advisor.

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

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, FS Investments, an affiliate of FSIC IV Advisor, will fund the Company’s organization and offering costs. Following this period, the Company will pay its organization and offering costs directly and will reimburse FSIC IV Advisor for offering costs incurred by FSIC IV Advisor on the Company’s behalf, including marketing expenses, with respect to salaries and other direct expenses of FSIC IV Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock. On January 6, 2016, the investment advisory and administrative services agreement became effective upon satisfaction of the minimum offering requirement, and FSIC IV Advisor became entitled to receive up to 0.75% of the gross proceeds raised in the Company’s continuous public offering until all organization and offering costs incurred have been recovered. As the Company reimburses FSIC IV Advisor for such costs, organization costs are charged to expense and offering costs are deferred and amortized to expense over twelve months.

FS Investments funded certain of the Company’s organization and offering costs in the amounts of $2,017 and $3,720, respectively, for the nine months ended September 30, 2016 and the period from February 25, 2015 (Inception) to December 31, 2015. Under the investment advisory and administrative services agreement, there was no liability on the Company’s part for the organization or offering costs funded by FSIC IV Advisor or its affiliates (including FS Investments) until the Company satisfied the minimum offering requirement on January 6, 2016. Since commencing its continuous public offering and through September 30, 2016, the Company has paid total reimbursements of $834 to FSIC IV Advisor and its affiliates for organization and offering costs funded by them.

The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement and pursuant to the Company’s share repurchase program during the three and nine months ended September 30, 2016:

Related Party	Source	Description	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$520	$888
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$582	$800
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$ 60	$180
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$286	$517
FS Investment Solutions	Share Repurchase Program	Contingent Deferred Sales Charge(5)	$ 4	$ 4

(1)	During the nine months ended September 30, 2016, $300 in base management fees were applied to offset the liability of FS Investments under the expense reimbursement agreement (see “—Expense Reimbursement” below) and $68 in net base management fees were paid to FSIC IV Advisor. As of September 30, 2016, $520 in base management fees were payable to FSIC IV Advisor.
(2)

During the nine months ended September 30, 2016, the Company accrued capital gains incentive fees of $800 based on the performance of its portfolio, of which $593 was based on unrealized gains and $207 was based on realized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. The Company did not pay any capital gains incentive

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

fees to FSIC IV Advisor during the nine months ended September 30, 2016. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)	During the nine months ended September 30, 2016, $142 of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC IV Advisor and the remainder related to other reimbursable expenses. The Company paid $65 in administrative services expenses to FSIC IV Advisor during the nine months ended September 30, 2016.
(4)	During the nine months ended September 30, 2016, the Company expensed offering costs of $517, which related to reimbursements to FSIC IV Advisor for offering costs incurred on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC IV Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock.
(5)	Represents the total amount of the contingent deferred sales charge paid to FS Investment Solutions by stockholders who tendered shares pursuant to the Company’s share repurchase program.

Compensation of the Dealer Manager

The dealer manager for the Company’s continuous public offering is FS Investment Solutions, which is one of the Company’s affiliates. Under an amended and restated dealer manager agreement, dated as of November 11, 2015, among the Company, FSIC IV Advisor and FS Investment Solutions, FS Investment Solutions is entitled to receive upfront sales commissions in connection with the sale of shares of common stock in the Company’s continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers and financial representatives. The dealer manager re-allowed to selected broker dealers and other financial representatives the upfront sales commissions it was entitled to receive during the nine months ended September 30, 2016.

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

As of November 1, 2016, the Company issued an aggregate of 865,368 shares of Class T common stock for aggregate gross proceeds of $8,964 to the principal of FSIC IV Advisor, members of the Company’s board of directors and other individuals and entities affiliated with FSIC IV Advisor and GDFM, including shares of Class T common stock sold to Mr. Forman in February 2015.

Potential Conflicts of Interest

FSIC IV Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC and FS Global Advisor, LLC, the investment advisers to certain other BDCs and a closed-end management investment company affiliated with FS Investments. As a result, such personnel provide investment advisory services to the Company and each of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and FS Global Credit Opportunities Fund. While none of FSIC IV Advisor, FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSIC IV Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSIC IV Advisor or its management team. In addition, even in the absence of FSIC IV Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and/or FS Global Credit Opportunities Fund rather than to the Company.

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

Expense Reimbursement

Pursuant to an amended and restated expense support and conditional reimbursement agreement, dated as of October 9, 2015, by and between FS Investments and the Company, or the expense reimbursement agreement, FS Investments has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company’s distributions to stockholders will be paid from its offering proceeds or borrowings. However, because certain investments the Company may make, including preferred and common equity investments, may generate dividends and other distributions to the Company that are treated for tax purposes as a return of capital, a portion of the Company’s distributions to stockholders may also be deemed to constitute a return of capital to the extent that the Company may use such dividends or other distribution proceeds to fund its distributions to stockholders. Under those circumstances, FS Investments will not reimburse the Company for the portion of such distributions to stockholders that represent a return of capital, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

Under the expense reimbursement agreement, FS Investments will reimburse the Company for expenses in an amount equal to the difference between the Company’s cumulative distributions paid to its stockholders in each quarter, less the sum of the Company’s net investment company taxable income, net capital gains and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.

Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse FS Investments for any amounts funded by FS Investments under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which FS Investments funded such amount, the sum of the Company’s net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the cumulative distributions paid by the Company to its stockholders during such quarter; provided, however, that (i) the Company will only reimburse FS Investments for expense support payments made by FS Investments with respect to any calendar quarter to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to shares of common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to shares of its common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from FS Investments was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from FS Investments made during the same fiscal year); and (ii) the Company will not reimburse FS Investments for expense support payments made by FS Investments for any calendar quarter if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time FS Investments made the expense support payment to which such reimbursement payment relates. The Company is not obligated to pay interest on the reimbursements it is required to make to FS Investments under the expense reimbursement agreement. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, distribution fees, organization and offering costs, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

The Company or FS Investments may terminate the expense reimbursement agreement at any time. FS Investments has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that it bears a reasonable level of expenses in relation to its income. The specific amount of expenses reimbursed by FS Investments, if any, will be determined at the end of each quarter. Upon termination of the expense reimbursement agreement by FS Investments, FS Investments will be required to fund any amounts accrued thereunder as of the date of termination. Similarly, the Company’s conditional obligation to reimburse FS Investments pursuant to the terms of the expense reimbursement agreement shall survive the termination of such agreement by either party.

During the period from January 6, 2016 (Commencement of Operations) through September 30, 2016, the Company accrued $666 for expense reimbursements that FS Investments has agreed to pay. These reimbursements were funded, in part, through the offset of management fees payable by the Company to FSIC IV Advisor. During the period from January 6, 2016 (Commencement of Operations) through September 30, 2016, the Company received $366 in cash reimbursements from FS Investments and offset $300 in management fees payable by the Company to FSIC IV Advisor under the investment advisory and administrative services agreement against reimbursements due from FS Investments. As of September 30, 2016, the Company did not have any reimbursements due from FS Investments.

As discussed above, under the expense reimbursement agreement, amounts reimbursed to the Company by FS Investments may become subject to repayment by the Company in the future. During the period from January 6, 2016 (Commencement of Operations) through September 30, 2016, the Company did not accrue any expense recoupments payable to FS Investments.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table reflects the expense reimbursement payments due from FS Investments to the Company as of September 30, 2016 that may become subject to repayment by the Company to FS Investments:

For the Three Months Ended	Amount of Expense Reimbursement Payment	Annualized “Other Operating Expenses” Ratio as of the Date of Expense Reimbursement	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
March 31, 2016	$436	9.97%	6.00%	March 31, 2019
June 30, 2016	$230	2.85%	5.92%	June 30, 2019
September 30, 2016	—	N/A	N/A	N/A

(1)	The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular weekly cash distribution per share as of such date without compounding), divided by the Company’s public offering price per share as of such date.

FS Investments is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and FS Investments’ co-founder, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of the Company’s expenses in future quarters.

FS Benefit Trust

FS Benefit Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of FS Investments and its affiliates. During the nine months ended September 30, 2016, FS Benefit Trust purchased $1 of the Company’s shares of common stock at a purchase price equal to 97.8% of the public offering price in effect on the purchase date.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the nine months ended September 30, 2016:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.1496	$205
June 30, 2016	$0.1620	$755
September 30, 2016	$0.1620	$1,401

The Company currently declares regular cash distributions on a weekly basis and pays such distributions on a monthly basis. On September 28, 2016, the Company’s board of directors determined to increase the amount of the regular weekly cash distributions payable to stockholders of record from $0.012463 per share to $0.012808 per share for the regular weekly cash distributions for October 2016 through December 2016 that were declared on August 4, 2016. On November 7, 2016, the Company’s board of directors declared regular weekly cash distributions for January 2017 through March 2017 in the amount of $0.012808 per share. These distributions have been or will be paid monthly to Class T stockholders of record as of weekly record dates previously

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from FS Investments. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.

For a period of time following commencement of the Company’s continuous public offering, which time period may be significant, substantial portions of the Company’s distributions have been, and may in the future, be funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through the waiver of certain investment advisory fees by FSIC IV Advisor, that are subject to repayment by the Company within three years. The purpose of this arrangement is to ensure that no portion of the Company’s distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or FS Investments continues to make such reimbursements or waivers of such fees. The Company’s future repayments of amounts reimbursed or waived by FS Investments or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. FS Investments and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. If FS Investments had not reimbursed certain of the Company’s expenses, 28% of the aggregate amount of distributions paid during the nine months ended September 30, 2016 would have been funded from offering proceeds or borrowings.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the nine months ended September 30, 2016:

	Nine Months Ended September 30, 2016
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	749	32%
Short-term capital gains proceeds from the sale of assets	946	40%
Long-term capital gains proceeds from the sale of assets	—	—
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Expense reimbursement from sponsor	666	28%

Total	$2,361	100%

(1)	During the nine months ended September 30, 2016, 93.5% of the Company’s gross investment income was attributable to cash income earned, 5.2% was attributable to non-cash accretion of discount and 1.3% was attributed to paid-in-kind interest, or PIK, interest.

The Company’s net investment income on a tax basis for the nine months ended September 30, 2016 was $1,415. As of September 30, 2016, the Company had $690 of undistributed net investment income and realized gains on a tax basis.

The difference between the Company’s GAAP-basis net investment income (loss) and its tax-basis net investment income is primarily due to the tax-basis deferral and amortization of organization costs, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company, the reclassification of unamortized original issue discount and prepayment fees recognized upon payment of loans from income for GAAP purposes to realized gains for tax purposes and the tax basis net investment income portion of the total return swap payments.

The following table sets forth a reconciliation between GAAP-basis net investment income (loss) and tax-basis net investment income during the nine months ended September 30, 2016:

Nine Months Ended September 30, 2016
GAAP-basis net investment income (loss)	$(1,440)
Tax-basis deferral and amortization of organization costs	303
Reversal of incentive fee accrual on unrealized gains	593
Reclassification of unamortized original issue discount and prepayment fees	(146)
Tax-basis net investment income portion of total return swap payments	1,371
Accretion of discount on total return swap	217
Other miscellaneous differences	517

Tax-basis net investment income	$1,415

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

As of September 30, 2016, the components of accumulated earnings on a tax basis were as follows:

September 30, 2016
Distributable ordinary income	$—
Distributable capital gains	690
Incentive fee accrual on unrealized gains	(593)
Unamortized organization costs	(303)
Net unrealized appreciation (depreciation) on investments and total return swap(1)	2,779

Total	$2,573

(1)	As of September 30, 2016, the gross unrealized appreciation on the Company’s investments and TRS was $2,866. As of September 30, 2016, the gross unrealized depreciation on the Company’s investments was $87.

The aggregate cost of the Company’s investments, including the accretion of discount on the TRS, for U.S. federal income tax purposes totaled $51,347 as of September 30, 2016. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s TRS, was $2,779 as of September 30, 2016.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2016:

	September 30, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$28,934	$29,369	56%
Senior Secured Loans—Second Lien	10,944	11,093	21%
Subordinated Debt	10,700	11,240	22%
Equity/Other	552	523	1%

Total	$51,130	$52,225	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2016 to include, on a look-through basis, the investments underlying the TRS, as

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

disclosed in Note 8. As of September 30, 2016, the investments underlying the TRS had a notional amount and market value of $117,507 and $118,693, respectively.

	September 30, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$118,298	$119,731	70%
Senior Secured Loans—Second Lien	39,087	39,424	23%
Subordinated Debt	10,700	11,240	7%
Equity/Other	552	523	0%

Total	$168,637	$170,918	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of September 30, 2016, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2016, the Company had two unfunded debt investments with aggregate unfunded commitments of $1,375. The Company maintains sufficient cash on hand and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of September 30, 2016.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2016:

	September 30, 2016
Industry Classification	Fair Value	Percentage of Portfolio
Automobiles & Components	$2,782	5%
Capital Goods	8,957	17%
Commercial & Professional Services	3,362	7%
Consumer Services	15,315	29%
Diversified Financials	1,981	4%
Health Care Equipment & Services	1,145	2%
Materials	667	1%
Software & Services	18,016	35%

Total	$52,225	100%

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

As of September 30, 2016, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:

Valuation Inputs	September 30, 2016
	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	52,225	1,902

Total	$52,225	$1,902

The Company’s investments as of September 30, 2016 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Four senior secured loan investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. All of the Company’s equity/other investments were also valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income or revenues. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

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

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the nine months ended September 30, 2016 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2016
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$—	$—	$—	$—	$—
Accretion of discount (amortization of premium)	106	17	35	—	158
Net realized gain (loss)	407	56	3	—	466
Net change in unrealized appreciation (depreciation)	435	149	540	(29)	1,095
Purchases	89,597	16,336	17,075	552	123,560
Paid-in-kind interest	18	—	—	—	18
Sales and redemptions	(61,194)	(5,465)	(6,413)	—	(73,072)
Net transfers in or out of Level 3	—	—	—	—	—

Fair value at end of period	$29,369	$11,093	$11,240	$523	$52,225

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$435	$149	$540	$(29)	$1,095

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2016 were as follows:

Type of Investment	Fair Value at September 30, 2016	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$8,227	Market Comparables	Market Yield (%)	8.8% - 9.8%	9.2%
	21,142	Market Quotes	Indicative Dealer Quotes	97.0% - 101.0%	99.2%
Senior Secured Loans—Second Lien	775	Market Comparables	Market Yield (%)	21.0% - 21.5%	21.3%
	10,318	Market Quotes	Indicative Dealer Quotes	91.8% - 101.5%	97.8%
Subordinated Debt	11,240	Market Quotes	Indicative Dealer Quotes	98.4% - 100.6%	99.5%
Equity/Other	523	Market Comparables	EBITDA Multiples (x)	9.3x - 10.5x	10.0x

Total	$52,225

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which was provided by an independent third-party pricing service and screened for validity by such service. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangement

The following table presents summary information with respect to the Company’s outstanding financing arrangement as of September 30, 2016. For additional information regarding this financing arrangement, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2015 and the additional disclosure set forth in this Note 8.

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap	Total Return Swap	L+1.60%	$117,507	$7,493	N/A	(1)

(1)	The TRS may be terminated by Cheltenham Funding at any time, subject to payment of an early termination fee if prior to January 19, 2017, or by Citibank on or after January 19, 2017, in each case, in whole or in part, upon prior written notice to the other party.

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

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangement (continued)

Citibank may terminate the TRS on or after January 19, 2017, the first anniversary of the effectiveness of the TRS (unless certain specified events permit Citibank to terminate the TRS on an earlier date). Cheltenham Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Cheltenham Funding will be required to pay an early termination fee to Citibank if it elects to terminate the TRS prior to the one year anniversary of the effective date. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments based on the minimum utilization amount, which would be owed by Cheltenham Funding to Citibank for the period from the termination date through and including January 19, 2017. Such monthly payments will equal the present value of the product of (x) 85%, multiplied by (y) the maximum notional amount of the TRS ($125,000), multiplied by (z) 1.60% or 1.50% per annum, as applicable. If the TRS had been terminated as of September 30, 2016, Cheltenham Funding would have been required to pay an early termination fee of $376. Other than during the first 90 days and last 30 days of the term of the TRS, Cheltenham Funding is required to pay a minimum usage fee if less than 85% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 85% but less than 100% of the maximum notional amount of the TRS is utilized.

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

As of September 30, 2016, the fair value of the TRS was $1,902. The net change in fair value of the TRS is reflected as unrealized appreciation (depreciation) on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of September 30, 2016, Cheltenham Funding had selected 38 underlying loans with a total notional amount of $117,507 and posted $45,000 in cash collateral held by Citibank (of which only $41,560 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheet.

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

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangement (continued)

The following is a summary of the underlying loans subject to the TRS as of September 30, 2016:

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
American Bath Group, LLC	Capital Goods	L+575	1.0%	9/30/23	$3,840	$3,990	$150
American Bath Group, LLC	Capital Goods	L+975	1.0%	9/30/24	2,760	2,880	120
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	6,787	6,822	35
Avantor Performance Materials Holdings, Inc.	Materials	L+500	1.0%	6/21/22	4,605	4,642	37
Brock Holdings III, Inc.	Energy	L+450	1.5%	3/16/17	2,832	2,935	103
Cadence Aerospace Finance, Inc.	Capital Goods	L+525	1.3%	5/9/18	1,860	1,860	—
Caesars Entertainment Resort Properties, LLC	Consumer Services	L+600	1.0%	10/11/20	5,396	5,667	271
Candy Intermediate Holdings, Inc.	Food, Beverage & Tobacco	L+450	1.0%	6/15/23	1,985	2,007	22
CEVA Group Plc(3)	Transportation	L+550	1.0%	3/19/21	1,273	1,211	(62)
CEVA Intercompany BV(3)	Transportation	L+550	1.0%	3/19/21	1,308	1,246	(62)
CEVA Logistics Canada, ULC(3)	Transportation	L+550	1.0%	3/19/21	226	215	(11)
CEVA Logistics U.S. Holdings, Inc.	Transportation	L+550	1.0%	3/19/21	1,805	1,718	(87)
Consolidated Precision Products Corp.	Capital Goods	L+775	1.0%	4/30/21	1,068	1,048	(20)
Diamond Resorts International, Inc.(3)	Consumer Services	L+600	1.0%	9/2/23	6,825	6,961	136
DTZ U.S. Borrower, LLC(3)	Real Estate	L+825	1.0%	11/4/22	3,997	3,981	(16)
EagleView Technology Corp.	Software & Services	L+825	1.0%	7/14/23	990	990	—
Engility Corp.(3)	Capital Goods	L+475	1.0%	8/14/23	3,746	3,799	53
Gulf Finance, LLC	Energy	L+525	1.0%	8/25/23	4,850	4,853	3
HNC Holdings, Inc.	Capital Goods	L+450	1.0%	9/30/23	3,093	3,101	8
Kronos Inc.	Software & Services	L+850	1.3%	4/30/20	6,313	6,291	(22)
Landslide Holdings, Inc.	Software & Services	L+450	1.0%	9/27/22	6,884	6,997	113
LBM Borrower, LLC	Capital Goods	L+525	1.0%	8/20/22	3,997	3,987	(10)
LBM Borrower, LLC	Capital Goods	L+925	1.0%	8/20/23	2,876	2,853	(23)
P2 Upstream Acquisition Co.	Energy	L+400	1.0%	10/30/20	2,469	2,453	(16)
P2 Upstream Acquisition Co.	Energy	L+800	1.0%	4/30/21	1,309	1,290	(19)
Precyse Acquisition Corp.	Health Care Equipment & Services	L+550	1.0%	10/19/22	3,443	3,518	75
Printpack Holdings, Inc.	Materials	L+400	1.0%	7/26/23	1,735	1,746	11
ProQuest LLC	Software & Services	L+475	1.0%	10/24/21	2,699	2,740	41
Quality Care Properties, Inc.(3)	Diversified Financials	L+525	1.0%	10/24/22	2,940	2,970	30
SRS Distribution Inc.	Capital Goods	L+425	1.0%	8/25/22	2,974	3,010	36
SRS Distribution Inc.	Capital Goods	L+875	1.0%	2/24/23	1,960	2,018	58
Stardust Finance Holdings, Inc.(3)	Materials	L+550	1.0%	3/14/22	5,105	5,152	47
Stardust Finance Holdings, Inc.(3)	Materials	L+950	1.0%	3/13/23	3,213	3,214	1
TierPoint, LLC	Software & Services	L+425	1.0%	12/2/21	978	987	9
TierPoint, LLC	Software & Services	L+450	1.0%	12/2/21	889	892	3
TNS, Inc.	Software & Services	L+800	1.0%	8/14/20	1,499	1,523	24
TravelCLICK, Inc.	Software & Services	L+450	1.0%	5/6/21	3,985	3,980	(5)
TravelCLICK, Inc.	Software & Services	L+775	1.0%	11/6/21	2,993	3,146	153

Total					$117,507	$118,693	1,186

	Total TRS Accrued Income and Liabilities:						716

			Total TRS Fair Value:				$1,902

(1)	Loan may be an obligation of one or more entities affiliated with the named company.
(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2016, three-month LIBOR was 0.85%.
(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

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

See Note 4 for a discussion of the Company’s commitments to FSIC IV Advisor and its affiliates (including FS Investments) and Note 6 for a discussion of the Company’s unfunded commitments.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the period from January 6, 2016 (Commencement of Operations) through September 30, 2016:

Period from January 6, 2016 (Commencement of Operations) through September 30, 2016
Per Share Data:(1)
Net asset value, beginning of period	$10.28
Results of operations(2)
Net investment income (loss)	(0.29)
Net realized and unrealized appreciation (depreciation) on investments and total return swap	1.17

Net increase (decrease) in net assets resulting from operations	0.88

Stockholder distributions(3)
Distributions from net investment income	(0.28)
Distributions from net realized gain on investments	(0.19)

Net decrease in net assets resulting from stockholder distributions	(0.47)

Capital share transactions
Issuance of common stock(4)	0.13
Repurchases of common stock(5)	—

Net increase in net assets resulting from capital share transactions	0.13

Net asset value, end of period	$10.82

Shares outstanding, end of period	10,398,985

Total return(6)	10.07%

Total return (without assuming reinvestment of distributions)(7)	9.82%

Ratio/Supplemental Data:
Net assets, end of period	$112,537

Ratio of net investment income (loss) to average net assets(8)	(2.78)%

Ratio of total operating expenses to average net assets(8)	6.75%

Ratio of net expenses to average net assets(8)	5.46%

Portfolio turnover(9)	350.33%

Total amount of senior securities outstanding, exclusive of treasury securities	$75,947

Asset coverage per unit(10)	2.48

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the period from January 6, 2016 (Commencement of Operations) through September 30, 2016.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of selling commissions, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The per share impact of the Company’s repurchases of common shares was a reduction to net asset value of less than $0.01 per share during each period.

(6)	The total return for the period from January 6, 2016 (Commencement of Operations) through September 30, 2016 was calculated based on the change in net asset value during the period, including the impact of distributions reinvested in accordance with the Company’s distribution reinvestment plan. The total return does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculation set forth above represents the total return on the Company’s investment portfolio during the period and does not represent an actual return to stockholders.

(7)	The total return (without assuming reinvestment of distributions) for the period from January 6, 2016 (Commencement of Operations) through September 30, 2016 was calculated by taking the net asset value per share as of the end of the period, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share at the beginning of the period. The total return (without assuming reinvestment of distributions) does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common shares. The total return (without assuming reinvestment of distributions) includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return (without assuming reinvestment of distributions) in the table should not be considered a representation of the Company’s future total return (without assuming reinvestment of distributions), which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculation set forth above represents the total return on the Company’s investment portfolio during the period and does not represent an actual return to stockholders.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(8)	Weighted average net assets during the period from January 6, 2016 (Commencement of Operations) through September 30, 2016 are used for this calculation. Ratios are not annualized. The following is a schedule of supplemental ratios for the period from January 6, 2016 (Commencement of Operations) through September 30, 2016:

Period from January 6, 2016 (Commencement of Operations) through September 30, 2016
Ratio of capital gains incentive fees to average net assets	1.55%
Ratio of offering costs to average net assets	1.00%

(9)	Portfolio turnover for the period from January 6, 2016 (Commencement of Operations) through September 30, 2016 is not annualized.

(10)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

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

We reimburse FSIC IV Advisor for expenses necessary to perform services related to our administration and operations, including FSIC IV Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FSIC IV Advisor. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSIC IV Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC IV Advisor assists us in calculating the net asset value for each share class, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

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

Expense Reimbursement

Pursuant to the expense reimbursement agreement, FS Investments has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from offering proceeds or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate dividends and other distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to stockholders may also be deemed to constitute a return of capital to the extent that we may use such dividends or other distribution proceeds to fund our distributions to stockholders. Under those circumstances, FS Investments will not reimburse us for the portion of such distributions to stockholders that represent a return of capital, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

Under the expense reimbursement agreement, FS Investments will reimburse us for expenses in an amount equal to the difference between our cumulative distributions paid to our stockholders in each quarter, less the sum of our net investment company taxable income, net capital gains and dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.

Pursuant to the expense reimbursement agreement, we have a conditional obligation to reimburse FS Investments for any amounts funded by FS Investments under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which FS Investments funded such amount, the sum of our net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the cumulative distributions paid by us to our stockholders during such quarter; provided, however, that (i) we will only reimburse FS Investments for expense support payments made by FS Investments with respect to any calendar quarter to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to shares of our common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to shares of our common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from FS Investments was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from FS Investments made during the same fiscal year) and (ii) we will not reimburse FS Investments for expense support payments made by FS Investments for any calendar quarter if the annualized rate of regular cash distributions declared by us at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by us at the time FS Investments made the expense support payment to which such reimbursement payment relates. We are not obligated to pay interest on the reimbursements we are required to make to FS Investments under the expense reimbursement agreement. “Other operating expenses” means our total “operating expenses” (as defined below), excluding base management fees, incentive fees, distribution fees, organization and offering costs, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with U.S. generally accepted accounting principles, or GAAP, for investment companies.

We or FS Investments may terminate the expense reimbursement agreement at any time. FS Investments has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. The specific amount of expenses reimbursed by FS Investments, if any, will be determined at the end of each quarter.

Upon termination of the expense reimbursement agreement by FS Investments, FS Investments will be required to fund any amounts accrued thereunder as of the date of termination. Similarly, our conditional obligation to reimburse FS Investments pursuant to the terms of the expense reimbursement agreement shall survive the termination of such agreement by either party.

During the period from January 6, 2016 (Commencement of Operations) through September 30, 2016, we accrued $666 for expense reimbursements that FS Investments has agreed to pay. These reimbursements were funded, in part, through the offset of management fees payable by us to FSIC IV Advisor. During the period from January 6, 2016 (Commencement of Operations) through September 30, 2016, we received $366 in cash reimbursements from FS Investments and offset $300 in management fees payable by us to FSIC IV Advisor under the investment advisory and administrative services agreement against reimbursements due from FS Investments. As of September 30, 2016, we did not have any reimbursements due from FS Investments.

As discussed above, under the expense reimbursement agreement, amounts reimbursed to us by FS Investments may become subject to repayment by us in the future. During the period from January 6, 2016 (Commencement of Operations) through September 30, 2016, we did not accrue any expense recoupments payable to FS Investments.

The following table reflects the expense reimbursement payment due from FS Investments to us as of September 30, 2016 that may become subject to repayment by us to FS Investments:

For the Three Months Ended	Amount of Expense Reimbursement Payment	Annualized “Other Operating Expenses” Ratio as of the Date of Expense Reimbursement	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
March 31, 2016	$436	9.97%	6.00%	March 31, 2019
June 30, 2016	$230	2.85%	5.92%	June 30, 2019
September 30, 2016	—	N/A	N/A	N/A

(1)	The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular weekly cash distribution per share as of such date without compounding), divided by our public offering price per share as of such date.

FS Investments is controlled by our chairman, president and chief executive officer, Michael C. Forman, and FS Investments co-founder, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of our expenses in future quarters.

Portfolio Investment Activity for the Three Months Ended September 30, 2016 and for the Period from January 6, 2016 (Commencement of Operations) through September 30, 2016

During the period from January 6, 2016 (Commencement of Operations) through September 30, 2016, we made investments in portfolio companies totaling $123,560. During the same period, we sold investments for proceeds of $69,960 and received principal repayments of $3,112. As of September 30, 2016, our investment portfolio, with a total fair value of $52,225 (56% in first lien senior secured loans, 21% in second lien senior secured loans, 22% in subordinated debt and 1% in equity and other investments), consisted of interests in 16 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $172.0 million. As of September 30, 2016, the debt investments in our portfolio were purchased at a weighted average price of 96.3% of par and our estimated gross portfolio yield (which represents the expected annualized yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 9.3% based upon the amortized cost of our investments.

Based on our regular weekly cash distribution amount of $0.012463 per share as of September 30, 2016 and our public offering price of $11.10 per share as of such date, the annualized distribution rate to stockholders as of September 30, 2016 was 5.84%. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our public offering price per share as of September 30, 2016. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital.

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

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2016:

Net Investment Activity	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Purchases	$62,431	$123,560
Sales and Redemptions	(38,617)	(73,072)

Net Portfolio Activity	$23,814	$50,488

	For the Three Months Ended September 30, 2016		For the Nine Months Ended September 30, 2016
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$50,081	80%	$89,597	73%
Senior Secured Loans—Second Lien	6,250	10%	16,336	13%
Subordinated Debt	5,892	10%	17,075	14%
Equity/Other	208	0%	552	0%

Total	$62,431	100%	$123,560	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2016:

	September 30, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$28,934	$29,369	56%
Senior Secured Loans—Second Lien	10,944	11,093	21%
Subordinated Debt	10,700	11,240	22%
Equity/Other	552	523	1%

Total	$51,130	$52,225	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2016 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8 to our unaudited consolidated financial statements included herein. As of September 30, 2016, the investments underlying the TRS had a notional amount and market value of $117,507 and $118,693, respectively.

	September 30, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$118,298	$119,731	70%
Senior Secured Loans—Second Lien	39,087	39,424	23%
Subordinated Debt	10,700	11,240	7%
Equity/Other	552	523	0%

Total	$168,637	$170,918	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2016:

September 30, 2016
Number of Portfolio Companies	16
% Variable Rate (based on fair value)	77.5%
% Fixed Rate (based on fair value)	21.5%
% of Non-Income Producing Equity/Other Investments (based on fair value)	1.0%
Average Annual EBITDA of Portfolio Companies	$172,000
Weighted Average Purchase Price of Debt Investments (as a % of par)	96.3%
% of Investments on Non-Accrual (based on fair value)	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.4%

Direct Originations

The following tables present certain selected information regarding our direct originations the three and nine months ended September 30, 2016:

New Direct Originations	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Total Commitments (including unfunded commitments)	$6,646	$8,101
Exited Investments (including partial paydowns)	—	—

Net Direct Originations	$6,646	$8,101

	For the Three Months Ended September 30, 2016		For the Nine Months Ended September 30, 2016
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$6,438	97%	$6,438	79%
Senior Secured Loans—Second Lien	—	—	1,111	14%
Equity/Other	208	3%	552	7%

Total	$6,646	100%	$8,101	100%

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Average New Direct Origination Commitment Amount	$6,646	$4,051
Weighted Average Maturity for New Direct Originations	9/2/22	6/23/22
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	8.8%	10.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	9.1%	11.1%

The following table presents certain selected information regarding our direct originations as of September 30, 2016:

Characteristics of All Direct Originations held in Portfolio	September 30, 2016
Number of Portfolio Companies	2
Average Annual EBITDA of Portfolio Companies	$48,700
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	4.6x
% of Investments on Non-Accrual (based on fair value)	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	10.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	11.0%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2016:

	September 30, 2016
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio
Direct Origination	$6,361	12%
Opportunistic	15,586	30%
Broadly Syndicated/Other	30,278	58%

Total	$52,225	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2016:

	September 30, 2016
Industry Classification	Fair Value	Percentage of Portfolio
Automobiles & Components	$2,782	5%
Capital Goods	8,957	17%
Commercial & Professional Services	3,362	7%
Consumer Services	15,315	29%
Diversified Financials	1,981	4%
Health Care Equipment & Services	1,145	2%
Materials	667	1%
Software & Services	18,016	35%

Total	$52,225	100%

As of September 30, 2016, we did not “control” and were not an “affiliated person” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned more than 25% of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which we may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2016, we had two unfunded debt investments with aggregate unfunded commitments of $1,375. We maintain sufficient cash on hand and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding our unfunded debt investments, see our unaudited consolidated schedule of investments as of September 30, 2016.

Portfolio Asset Quality

In addition to various risk management and monitoring tools, FSIC IV Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FSIC IV Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2016:

September 30, 2016
Investment Rating	Fair Value	Percentage of Portfolio
1	$—	—
2	52,225	100%
3	—	—
4	—	—
5	—	—

Total	$52,225	100%

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

Results of Operations for the Three Months Ended September 30, 2016 and for the Period from January 6, 2016 (Commencement of Operations) through September 30, 2016

Revenues

We generated investment income of $1,061 and $1,386 for the three months ended September 30, 2016 and the period from January 6, 2016 (Commencement of Operations) through September 30, 2016, respectively, in the form of interest earned on senior secured loans (first and second lien) and subordinated debt securities in our portfolio. Such revenues represent $1,000 and $1,296 of cash income earned as well as $61 and $90 in non-cash portions relating to accretion of discount and PIK interest for such periods, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the three months ended September 30, 2016 and the period from January 6, 2016 (Commencement of Operations) to September 30, 2016, we generated $896 and $1,192, respectively, of interest income, which represented 84.4% and 86.0%, respectively, of total investment income. The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our portfolio increases.

During the three months ended September 30, 2016 and the period from January 6, 2016 (Commencement of Operations) through September 30, 2016, we generated $165 and $194, respectively, of fee income, which represented 15.6% and 14.0%, respectively, of total investment income. Such fee income is transaction based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

Expenses

Our operating expenses were $1,700 and $3,492 for the three months ended September 30, 2016 and the period from January 6, 2016 (Commencement of Operations) through September 30, 2016, respectively. Our operating expenses for such periods include base management fees attributed to FSIC IV Advisor of $520 and $888, respectively. Our operating expenses for such periods also include administrative services expenses attributed to FSIC IV Advisor of $60 and $180, respectively.

FSIC IV Advisor is eligible to receive incentive fees based on our performance. During the three months ended September 30, 2016, we accrued a capital gains incentive fee of $582 based on the performance of our portfolio. During the period from January 6, 2016 (Commencement of Operations) through September 30, 2016, we accrued a capital gains incentive fee of $800 based on the performance of our portfolio, of which $593 was based on unrealized gains and $207 was based on realized gains. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

For the three months ended September 30, 2016 and the period from January 6, 2016 (Commencement of Operations) through September 30, 2016, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $13 and $23, respectively, and fees and expenses incurred with our stock transfer agent totaled $47 and $82, respectively. Fees for our board of directors for such periods were $71 and $117, respectively.

Our other general and administrative expenses totaled $121 and $568 for the three months ended September 30, 2016 and the period from January 6, 2016 (Commencement of Operations) through September 30, 2016, respectively, and consisted of the following:

	Three Months Ended September 30, 2016	Period from January 6, 2016 (Commencement of Operations) through September 30, 2016
Expenses associated with our independent audit and related fees	$60	$183
Legal fees	—	99
Printing fees	35	174
Other	26	112

Total	$121	$568

We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.

During the three months ended September 30, 2016 and the period from January 6, 2016 (Commencement of Operations) through September 30, 2016, the ratio of our total operating expenses to our average net assets was 1.87% and 6.75%, respectively. During such periods, the ratio of our net expenses to our average net assets, which includes $0 and $666, respectively, of expense reimbursements from FS Investments, was 1.87% and 5.46%, respectively. During such periods, the ratio of our total operating expenses to average net assets included $582 and $800, respectively, related to accruals for our capital gains incentive fees, and $286 and $517, respectively, related to offering costs. Without such expenses, the ratio of our total operating expenses to average net assets for such periods would have been 0.91% and 4.20%, respectively. Incentive fees and offering costs may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance.

Expense Reimbursement

During the three months ended September 30, 2016 and the period from January 6, 2016 (Commencement of Operations) through September 30, 2016, we accrued $0 and $666, respectively, for expense reimbursements that FS Investments has agreed to pay. It is intended that these reimbursements will be funded, in part, through the offset of management fees payable by us to FSIC IV Advisor. Under the expense reimbursement agreement, amounts reimbursed to us by FS Investments may become subject to repayment by us in the future. During the period from January 6, 2016 (Commencement of Operations) through September 30, 2016, we received $366 in cash reimbursements from FS Investments and offset $300 in management fees payable by us to FSIC IV Advisor under the investment advisory and administrative services agreement against reimbursements due from FS Investments. As of September 30, 2016, we did not have any reimbursements due from FS Investments. During the three months ended September 30, 2016 and the period from January 6, 2016 (Commencement of Operations) through September 30, 2016, we did not accrue any expense recoupments payable to FS Investments. See “—Overview—Expense Reimbursement” for a discussion of the expense reimbursement agreement.

Net Investment Income (Loss)

Our net investment income (loss) totaled $(639) ($(0.07) per share) and $(1,440) ($(0.29) per share), for the three months ended September 30, 2016 and the period from January 6, 2016 (Commencement of Operations) through September 30, 2016, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $36,557 and $2,060, respectively, during the three months ended September 30, 2016, from which we realized a net gain of $277. We sold investments and received principal repayments of $69,960 and $3,112, respectively, during the period from January 6, 2016 (Commencement of Operations) through September 30, 2016, from which we realized a net gain of $466. During such periods, we earned $1,660 and $2,395, respectively, from periodic net settlement payments on our TRS, which are reflected as realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap

For the three months ended September 30, 2016 and the period from January 6, 2016 (Commencement of Operations) through September 30, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $672 and $1,095, respectively. The net change in unrealized appreciation (depreciation) on our TRS was $1,662 and $1,902, respectively, for such periods.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2016 and the period from January 6, 2016 (Commencement of Operations) through September 30, 2016, the net increase (decrease) in net assets resulting from operations was $3,632 ($0.42 per share) and $4,418 ($0.88 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

As of September 30, 2016, we had $22,102 in cash, which we held in a custodial account, and $45,000 in cash held as collateral by Citibank under the terms of the TRS. As of September 30, 2016, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of September 30, 2016, we had two unfunded debt investments with aggregate unfunded commitments of $1,375. We maintain sufficient cash on hand and liquid securities to fund such unfunded commitments should the need arise.

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

During the nine months ended September 30, 2016, we issued 10,389,506 shares of Class T common stock for gross proceeds of $112,635 at an average price per share of $10.84. The gross proceeds received during the nine months ended September 30, 2016 include reinvested stockholder distributions of $1,469 for which we issued 137,034 shares of Class T common stock. The upfront selling commissions related to the sale of our Class T common stock were $2,242 for the nine months ended September 30, 2016.

Since commencing our continuous public offering and through November 1, 2016, we have issued 11,429,689 shares of Class T common stock for gross proceeds of $124,209, including Class T common stock issued under our distribution reinvestment plan and $8,964 in gross proceeds raised from the principal of FSIC IV Advisor, certain members of our board of directors and other individuals and entities affiliated with FSIC IV Advisor and GDFM. As of November 1, 2016, we had raised total gross proceeds of $124,409, including $200 of seed capital contributed by the principal of FSIC IV Advisor in February 2015.

We have submitted to the SEC an application for an exemptive order to permit us to offer additional classes of common stock. If an exemptive order satisfactory to us is granted prior to January 6, 2017, a year from the date we met the minimum offering requirement, we intend to offer additional classes of our common stock with each class having a different upfront sales load and fee and expense structure. If an exemptive order satisfactory to us is not granted prior to January 6, 2017, we may close the offering of Class T shares (other than shares issued under our distribution reinvestment plan) and would not issue any additional share classes. We are currently considering alternatives that would allow us to continue the offering after January 6, 2017.

Share Repurchase Program

To provide our stockholders with limited liquidity, we intend to conduct quarterly tender offers pursuant to our share repurchase program. The first such tender offer commenced in May 2016, and the repurchase occurred in connection with our July 6, 2016 weekly closing.

The following table provides information concerning our repurchases of shares of our common stock pursuant to our share repurchase program during the nine months ended September 30, 2016:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2016
June 30, 2016	July 6, 2016	10,521	100%	0.15%	$10.7091	$113

On October 5, 2016, we repurchased 9,217 shares of common stock (representing 100% of the shares of common stock tendered for repurchase and 0.09% of the shares outstanding as of such date) at $10.8558 per share for aggregate consideration totaling $100. For additional information regarding our share repurchase program, see Note 3 to our unaudited consolidated financial statements included herein.

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

The following table presents summary information with respect to our outstanding financing arrangement as of September 30, 2016:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap	Total Return Swap	L+1.60%	$117,507	$7,493	N/A(1)

(1)	The TRS may be terminated by Cheltenham Funding at any time, subject to payment of an early termination fee if prior to January 19, 2017, or by Citibank on or after January 19, 2017, in each case, in whole or in part, upon prior written notice to the other party.

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

During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of our common stock. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC IV Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. If FS Investments had not reimbursed certain of our expenses, 28% of the aggregate amount of distributions paid during the nine months ended September 30, 2016 would have been funded from offering proceeds or borrowings.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, unless stockholders elect to receive their cash distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we declared and paid on our common stock during the nine months ended September 30, 2016:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.1496	$205
June 30, 2016	$0.1620	$755
September 30, 2016	$0.1620	$1,401

On September 28, 2016, our board of directors determined to increase the amount of the regular weekly cash distributions payable to stockholders of record from $0.012463 per share to $0.012808 per share for the regular weekly cash distributions for October 2016 through December 2016 that were declared on August 4, 2016. On November 7, 2016, our board of directors declared regular weekly cash distributions for January 2017 through March 2017 in the amount of $0.012808 per share. These distributions have been or will be paid monthly to Class T stockholders of record as of weekly record dates previously determined by our board of directors.

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

We may fund our cash distributions to stockholders from any sources of funds legally available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from FS Investments. We have not established limits on the amount of funds we may use from available sources to make distributions. There can be no assurance that we will be able to pay distributions at a specific rate or at all.

Pursuant to the expense reimbursement agreement, FS Investments has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. For a period of time following commencement of our continuous public offering, which time period may be significant, substantial portions of our distributions have been, and may in the future, be funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through the waiver of certain investment advisory fees by FSIC IV Advisor, that are subject to repayment by us within three years. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or FS Investments and its affiliates continue to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by FS Investments or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. FS Investments and its affiliates, including FSIC IV Advisor, have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the nine months ended September 30, 2016:

	Nine Months Ended September 30, 2016
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	749	32%
Short-term capital gains proceeds from the sale of assets	946	40%
Long-term capital gains proceeds from the sale of assets	—	—
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Expense reimbursement from sponsor	666	28%

Total	$2,361	100%

(1)	During the nine months ended September 30, 2016, 93.5% of our gross investment income was attributable to cash income earned, 5.2% was attributable to non-cash accretion of discount and 1.3% was attributed to PIK interest.

Our net investment income on a tax basis for the nine months ended September 30, 2016 was $1,415. As of September 30, 2016, the Company had $690 of undistributed net investment income and realized gains on a tax basis.

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the nine months ended September 30, 2016.

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

Our equity interests in portfolio companies for which there is no liquid public market will be valued at fair value. Our board of directors, in its determination of fair value, may consider various factors, such as multiples of EBITDA, cash flows, net income or revenue. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

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

When we receive warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. Our board of directors subsequently values these warrants or other equity securities received at their fair value.

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

Our investments as of September 30, 2016 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Four senior secured loan investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investment. All of our equity/other investments were also valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

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

Organization Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to our organization. These costs are expensed as incurred as we raise proceeds in our continuous public offering. During the three and nine months ended September 30, 2016, we expensed $0 and $317, respectively, of organization costs as we raised proceeds in our continuous public offering. During the period from February 25, 2015 (Inception) to December 31, 2015, we incurred organization costs of $317 which were paid on our behalf by FS Investments. See also “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager.”

Offering Costs

Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to our continuous public offering of shares of our common stock, including the preparation of our Registration Statement on Form N-2 and salaries and direct expenses of FSIC IV Advisor’s personnel, employees of its affiliates and others while engaged in such activities. We will defer and amortize such costs as an expense over twelve months as we raise proceeds in our continuous public offering. During the three and nine months ended September 30, 2016, we expensed $286 and $517, respectively, of offering costs as we raised proceeds in our continuous public offering, which commenced on January 6, 2016. During the nine months ended September 30, 2016 and the period from February 25, 2015 (Inception) to December 31, 2015, we incurred offering costs of $2,017 and $3,403, respectively, which were paid on our behalf by FS Investments. See also “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager.”

Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC IV Advisor became entitled to receive up to 0.75% of gross proceeds raised in our continuous public offering until all organization and offering costs funded by FSIC IV Advisor and its affiliates (including FS Investments) have been recovered.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2016, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC IV Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FSIC IV Advisor, and, to the extent it provides such services, GDFM, are reimbursed for administrative expenses and/or organization and offering costs incurred on our behalf, as applicable. See Note 4 to our unaudited consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager” for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the three and nine months ended September 30, 2016.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

None.

Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

Pursuant to the investment advisory and administrative services agreement, FSIC IV Advisor is entitled to an annual base management fee of 2.0% of the average weekly value of our gross assets and an incentive fee based on our performance. We commenced accruing fees under the investment advisory and administrative services agreement on January 6, 2016, upon commencement of our investment operations. We also reimburse FSIC IV Advisor and GDFM for expenses necessary to perform services related to our administration and operations, including FSIC IV Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FSIC IV Advisor. Pursuant to the investment advisory and administrative services agreement, we also reimburse FSIC IV Advisor and its affiliates for expenses necessary to perform services related to our organization and continuous public offering.

Pursuant to the investment sub-advisory agreement, GDFM will receive 50% of all management and incentive fees payable to FSIC IV Advisor under the investment advisory and administrative services agreement with respect to each year.

FS Investments funded certain of our organization and offering costs in the amounts of $2,017 and $3,720, respectively, for the nine months ended September 30, 2016 and the period from February 25, 2015 (Inception) to December 31, 2015. Under the investment advisory and administrative services agreement, there was no liability on our part for the organization or offering costs funded by FSIC IV Advisor or its affiliates (including FS Investments) until we satisfied the minimum offering requirement on January 6, 2016. Since commencing our continuous public offering and through September 30, 2016, we have paid total reimbursements of $834 to FSIC IV Advisor and its affiliates for organization and offering costs funded by them.

The dealer manager for our continuous public offering is FS Investment Solutions, which is one of our affiliates. Under the dealer manager agreement, FS Investment Solutions is entitled to receive upfront selling commissions in connection with the sale of shares of our common stock in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers and financial representatives. The dealer-manager re-allowed the upfront sales commissions it was entitled to receive during the nine months ended September 30, 2016. We will also be obligated to pay the dealer manager an annual distribution fee which will accrue daily, beginning on February 27, 2017, and will be paid on a monthly basis. The dealer manager is entitled to re-allow all or a portion of the annual distribution fee to selected broker dealers and financial representatives.

The following table describes the fees and expenses we accrued under the investment advisory and administrative services agreement and our share repurchase program during the three and nine months ended September 30, 2016:

Related Party	Source	Description	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$520	$888
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$582	$800
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$ 60	$180
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$286	$517
FS Investment Solutions	Share Repurchase Program	Contingent Deferred Sales Charge(5)	$ 4	$ 4

(1)	During the nine months ended September 30, 2016, $300 in base management fees were applied to offset the liability of FS Investments under the expense reimbursement agreement (see “—Overview—Expense Reimbursement”) and $68 in net base management fees were paid to FSIC IV Advisor. As of September 30, 2016, $520 in base management fees were payable to FSIC IV Advisor.
(2)	During the nine months ended September 30, 2016, we accrued capital gains incentive fees of $800 based on the performance of our portfolio, of which $593 was based on unrealized gains and $207 was based on realized gains. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. We did not pay any capital gains incentive fees to FSIC IV Advisor during the nine months ended September 30, 2016. See “—Critical Accounting Policies—Capital Gains Incentive Fees” for a discussion of the methodology employed by us in calculating the capital gains incentive fees.
(3)	During the nine months ended September 30, 2016, $142 of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC IV Advisor and the remainder related to other reimbursable expenses. We paid $65 in administrative services expenses to FSIC IV Advisor during the nine months ended September 30, 2016.
(4)	During the nine months ended September 30, 2016, we expensed offering costs of $517, which related to reimbursements to FSIC IV Advisor for offering costs incurred on our behalf, including marketing expenses, salaries and other direct expenses of FSIC IV Advisor’s personnel and employees of its affiliates while engaged in registering and marketing our shares of common stock.
(5)	Represents the total amount of the contingent deferred sales charge paid to FS Investment Solutions by stockholders who tendered shares pursuant to the Company’s share repurchase program.

See Note 4 to our unaudited consolidated financial statements included herein for additional information regarding our related party transactions and relationships, including compensation of the dealer manager, capital contributions by FSIC IV Advisor and GDFM, potential conflicts of interest, our exemptive relief order from the SEC, our expense reimbursement arrangement with FS Investments and FS Benefit Trust’s purchases of our shares of Class T common stock.

Recent Developments

During the period from October 1, 2016 to November 1, 2016, we issued 1,040,183 shares of Class T common stock for gross proceeds of $11,574 at an average price per share of $11.13.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
(in thousands)

We are subject to financial market risks, including changes in interest rates. As of September 30, 2016, 77.5% of our portfolio investments (based on fair value) paid variable interest rates, 21.5% paid fixed interest rates and the remainder (1.0%) consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC IV Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the TRS between Cheltenham Funding and Citibank, Cheltenham Funding pays fees to Citibank at a floating rate equal to one-month LIBOR plus 1.60% or 1.50% per annum, as applicable, on the utilized notional amount of the loans subject to the TRS in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional amount of $125,000.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangement in effect as of September 30, 2016:

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Percentage Change in Interest Income
Down 85 basis points	$999	9.6%
No change	—	—
Up 100 basis points	156	1.5%
Up 300 basis points	1,050	10.1%
Up 500 basis points	1,944	18.7%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Cheltenham Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.60% per annum on the utilized notional amount of the loans subject to the TRS. As of September 30, 2016, all of the loans underlying the TRS (based on fair value) paid variable interest rates.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2016, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2016, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information concerning our repurchases of shares of our Class T common stock pursuant to our share repurchase program during the quarter ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2016	10,521	$10.7091	10,521	(1)
August 1 to August 31, 2016	—	—	—	—
September 1 to September 30, 2016	—	—	—	—

Total	10,521	$10.7091	10,521	(1)

(1)	The maximum number of shares available for repurchase on July 1, 2016 was 59,245. A description of the maximum number of common shares that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q

See Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a more detailed discussion of the terms of our share repurchase program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of FS Investment Corporation IV. (Incorporated by reference to Exhibit (a)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

3.2	Bylaws of FS Investment Corporation IV. (Incorporated by reference to Exhibit (b) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 14, 2015.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with FS Investment Corporation IV’s prospectus filed on November 12, 2015 with the Securities and Exchange Commission pursuant to Rule 497 of the Securities Act of 1933, as amended.)

4.2	Distribution Reinvestment Plan of FS Investment Corporation IV. (Incorporated by reference to Exhibit (e) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of September 21, 2015, by and between FS Investment Corporation IV and FSIC IV Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.2	Investment Sub-Advisory Agreement, dated as of September 21, 2015, by and between FSIC IV Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.3	Dealer Manager Agreement, dated as of September 21, 2015, by and among FS Investment Corporation IV, FSIC IV Advisor, LLC and FS2 Capital Partners, LLC (Incorporated by reference to Exhibit (h)(1) to Pre-Effective Amendment No 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No 333-204239) filed on September 24, 2015).

10.4	Amended and Restated Dealer Manager Agreement, dated as of November 11, 2015, by and among FS Investment Corporation IV, FSIC IV Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to exhibit (h)(1) to Post-Effective Amendment No. 2 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on November 12, 2015.)

10.5	Form of Selected Dealer Agreement. (Incorporated by reference to Exhibit (h)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.6	Custodian Agreement, by and between FS Investment Corporation IV and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.7	Escrow Agreement, dated as of September 21, 2015, by and among FS Investment Corporation IV, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (k)(1) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.8	Amended and Restated Escrow Agreement, dated as of October 9, 2015, by and among FS Investment Corporation IV, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (k)(1) to Post-Effective Amendment No. 1 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 9, 2015.)

10.9	Expense Support and Conditional Reimbursement Agreement, dated as of September 21, 2015, by and between FS Investment Corporation IV and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit (k)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.10	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of October 9, 2015, by and between FS Investment Corporation IV and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit (k)(2) to Post-Effective Amendment No. 1 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 9, 2015.)

10.11	Form of Distribution Plan. (Incorporated by reference to Exhibit (k)(3) filed with Pre-Effective Amendment No. 2 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 14, 2015.)

10.12	Class Shares Plan. (Incorporated by reference to Exhibit (h)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.13	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016.)

10.14	Confirmation Letter Agreement, dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.14 to FS Investment Corporation IV’s Annual Report on Form 10-K for the period ended December 31, 2015 filed on March 22, 2016.)

10.15	Amended and Restated Confirmation Letter Agreement, dated as of April 12, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on April 14, 2016.)

10.16	Second Amended and Restated Confirmation Letter Agreement, effective as of June 3, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on June 8, 2016.)

10.17	Third Amended and Restated Confirmation Letter Agreement, effective as of June 30, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on June 13, 2016.)

10.18	Investment Management Agreement, dated as of January 19, 2016, by and between FS Investment Corporation IV and Cheltenham Funding LLC (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016.)

10.19	Guarantee, dated as of January 19, 2016, by FS Investment Corporation IV in favor of Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 2016.

FS INVESTMENT CORPORATION IV

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Edward T. Gallivan, Jr.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)