Form 10-K
period 2016-12-31
FS Investment Corp IV
filed 2017-03-10
CIK 1637417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established market for the registrant’s shares of Class T common stock. The registrant is currently conducting an ongoing public offering of its shares of Class T common stock pursuant to a Registration Statement on Form N-2, which shares are currently being sold at a price of $11.55 per share, with discounts available for certain categories of purchasers, or at a price per share, after deducting upfront selling commissions, necessary to ensure that shares are not sold at a price below net asset value per share.

There were 17,680,948 shares of the registrant’s Class T common stock outstanding as of February 28, 2017.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2017 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

FS INVESTMENT CORPORATION IV

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2016

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 1. Business.

FS Investment Corporation IV, or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on February 25, 2015 and formally commenced investment operations on January 6, 2016 upon raising gross proceeds in excess of $1,000, or the minimum offering requirement, from sales of shares of our Class T common stock in our continuous public offering to persons who were not affiliated with us or our investment adviser, FSIC IV Advisor, LLC, or FSIC IV Advisor. FSIC IV Advisor is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, and is an affiliate of us. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization. As of December 31, 2016, we had total assets of approximately $176.1 million.

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

We are managed by FSIC IV Advisor, which oversees the management of our operations and is responsible for making investment decisions with respect to our portfolio. FSIC IV Advisor has engaged GSO / Blackstone Debt Funds Management LLC, or GDFM, to act as our investment sub-adviser. GDFM assists FSIC IV Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC IV Advisor according to guidelines set by FSIC IV Advisor. GDFM, a registered investment adviser under the Advisers Act, is a wholly-owned subsidiary of GSO Capital Partners LP, or GSO. GSO is the credit platform of The Blackstone Group L.P., or Blackstone, a leading global alternative asset manager and provider of financial advisory services. The credit platform is one of Blackstone’s four business segments. GSO is one of the world’s largest credit platforms in the alternative asset business with approximately $93.3 billion in assets under management as of December 31, 2016.

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

•

focusing primarily on debt investments in a broad array of private U.S. companies, including middle market companies, which we define as companies with annual revenues of $50 million to $2.5 billion at the time of investment. In many market environments, we believe such a focus offers an opportunity for superior risk adjusted returns;

•	investing primarily in established, stable enterprises with positive cash flows; and

•	maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative credit events within our portfolio.

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

The senior secured loans, second lien secured loans and senior secured bonds in which we invest generally have stated terms of three to seven years and any subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security we may hold in our portfolio. Our debt investments may be rated by a nationally recognized statistical rating organization, or NRSRO, and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc., or Moody’s, or lower than “BBB-” by Standard & Poor’s Ratings Services, or S&P). We also invest in non-rated debt securities.

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FSIC IV Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act.

During the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, we made investments in portfolio companies totaling $159,803. During the same period, we sold investments for proceeds of $95,579 and received principal repayments of $3,839. As of December 31, 2016, our investment portfolio, with a total fair value of $63,310 (65% in first lien senior secured loans, 9% in second lien senior secured loans, 3% in senior secured bonds, 22% in subordinated debt and 1% in equity/other investments), consisted of interests in 18 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $104.7 million. As of December 31, 2016, the debt investments in our portfolio were purchased at a weighted average price of 97.5% of par and our estimated gross portfolio yield (which represents the expected annualized yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 9.3% based upon the amortized cost of our investments. During the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, our total return was 13.20% and our total return without assuming reinvestment of distributions was 12.84%.

Based on our regular weekly cash distribution amount of $0.012808 per share as of December 31, 2016 and our public offering price of $11.20 per share as of such date, the annualized distribution rate to stockholders as of December 31, 2016 was 5.95%. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our public offering price per share as of December 31, 2016. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital.

Our estimated gross portfolio yield may be higher than a stockholder’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above does not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield, annualized distribution rate to stockholders and total return figures do not represent actual investment returns to stockholders, are subject to change and, in the future, may be greater or less than the rates set forth above. See “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnotes 4 and 5 to the table included in “Item 6. Selected Financial Data” for information regarding the calculation of our total return.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the U.S. Securities and Exchange Commission, or the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, the SEC granted exemptive relief to our affiliates, upon which we may rely, and which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC IV Advisor, including, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and any future BDCs that are advised by FSIC IV Advisor or its affiliated investment advisers, or collectively our co-investment affiliates. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because our affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we are permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance (e.g., where price is the only negotiated term).

While a BDC may list its shares for trading in the public markets, we have currently elected not to do so. We believe that a non-traded structure is more appropriate during our offering stage due to the long-term nature of the assets in which we invest. This structure allows us to operate with a long-term view, similar to that of other types of private investment funds, instead of managing to quarterly market expectations. While the offering price for a class, which exceeds the net asset value per share for such class, is subject to adjustment in accordance with the 1940 Act and our share pricing policy, because our shares will not be listed on a national securities exchange, our stockholders will not be subject to the daily share price volatility associated with the public markets. However, the net asset value of our shares may be volatile. See “Item 1A. Risk Factors—Risks Related to Our Continuous Public Offering and an Investment in Our Common Stock.”

To provide our stockholders with limited liquidity, we intend to continue to conduct quarterly tender offers pursuant to our share repurchase program. However, we are not obligated to continue to repurchase shares and, if we do so, shares will be repurchased at the net offering price in effect on the date of such repurchase. The first such tender offer commenced in May 2016. This will be the only method by which our stockholders may obtain liquidity prior to a liquidity event. Therefore, stockholders may not be able to sell their shares promptly or at a desired price. If stockholders are able to sell their shares, it is likely they will have to sell them at a significant discount to their purchase price. During the year ended December 31, 2016, we repurchased 19,738 shares of Class T common stock at an average price per share of approximately $10.79 for aggregate consideration totaling $213.

We do not currently intend to list our shares on an exchange and do not expect a public market to develop for them in the foreseeable future. We intend to seek to complete a liquidity event within five to seven years following the completion of our offering stage; however, the offering period may extend for an indefinite period. Accordingly, stockholders should consider that they may not have access to the money they invest for an indefinite period of time until we complete a liquidity event. We will view our offering stage as complete as of the termination date of our most recent public equity offering if we have not conducted a public equity offering in any continuous two-year period. In addition, shares of BDCs listed on a national securities exchange frequently trade at a discount to net asset value. If we determine to pursue a listing of our shares on a national securities exchange, stockholders, including those who purchase shares at the offering price, may experience a loss on their investment if they sell their shares at a time when our shares are trading at a discount to net asset value. This risk is separate and distinct from the risk that our net asset value will decrease. There can be no assurance that we will be able to complete a liquidity event. See “Item 1A. Risk Factors—Risks Related to Our Continuous Public Offering and an Investment in Our Common Stock.”

Status of Our Continuous Public Offering

Since commencing our continuous public offering and through February 28, 2017, we have issued 17,705,684 shares of Class T common stock for gross proceeds of $194,617, including Class T common stock issued under our distribution reinvestment plan and $8,788 in gross proceeds raised from the principal of FSIC IV Advisor, certain members of our board of directors and other individuals and entities affiliated with FSIC IV Advisor and GDFM. As of February 28, 2017, we had raised total gross proceeds of $194,817, including $200 of seed capital contributed by the principal of FSIC IV Advisor in February 2015.

Share Repurchase Program

To provide our stockholders with limited liquidity, we intend to continue to conduct quarterly tender offers pursuant to our share repurchase program. The first such tender offer commenced in May 2016, and the repurchase occurred in connection with our July 6, 2016 weekly closing. During the year ended December 31, 2016, we repurchased 19,738 shares at an average price per share of $10.79 for aggregate consideration totaling $213. On January 4, 2017, we repurchased 24,998 shares at approximately $10.95 per share for aggregate consideration totaling $274.

We currently intend to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock we can repurchase with the proceeds we receive from the issuance of shares of common stock under our distribution reinvestment plan. Because our distribution reinvestment plan will be structured as an “opt in” program that requires stockholders to affirmatively elect to have their cash distributions reinvested in additional shares of common stock, such requirement may contribute to the illiquidity of our shares of common stock. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, beginning with the calendar quarter ending March 31, 2017, we will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter, though the actual number of shares of common stock that we offer to repurchase may be less in light of the limitations noted above. Our board of directors reserves the right, in its sole discretion, to limit the number of shares to be repurchased for each class by applying the limitations on the number of shares to be repurchased, noted above, on a per class basis. We intend to offer to repurchase such shares of common stock at the net offering price in effect on each date of repurchase. Our board of directors may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice.

Prior to January 25, 2017, if a stockholder tendered his or her shares for repurchase by us, such shares were subject to a contingent deferred sales charge of 3.90%. The contingent deferred sales charge was calculated based upon the lesser of the estimated value of Class T shares as of the date of repurchase and the public offering price at the time such shares were purchased. The contingent deferred sales charge was not payable with respect to shares issued under our distribution reinvestment plan. Beginning with the tender offer to be conducted in the calendar quarter ended March 31, 2017, shares will no longer be subject to a contingent deferred sales charge.

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

The following table reflects the cash distributions per share that we declared and paid on our common stock during the year ended December 31, 2016:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2016	$0.6401	$4,443

On November 7, 2016, our board of directors declared regular weekly cash distributions for January 2017 through March 2017 in the amount of $0.012808 per share, which was paid to stockholders of record through February 6, 2017. On February 7, 2017, our board of directors determined to increase the regular weekly cash distributions for stockholders of record as of February 7, 2017 through March 2017 in the amount of $0.015454 per share. On March 8, 2017, our board of directors declared regular weekly cash distributions for April 2017 through June 2017 in the amount of $0.015454 per share. These distributions have been or will be paid monthly to Class T stockholders of record as of weekly record dates previously determined by our board of directors.

For additional information regarding our distributions and our distribution reinvestment plan, including certain related tax considerations, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions.”

About FSIC IV Advisor

FSIC IV Advisor is a subsidiary of our affiliate, Franklin Square Holdings, L.P., (which does business as FS Investments), or FS Investments, a national sponsor of alternative investments designed for the individual investor. FSIC IV Advisor is registered as an investment adviser with the SEC under the Advisers Act and is led by substantially the same personnel that form the investment and operations teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC and FS Global Advisor, LLC. FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC and FSIC III Advisor, LLC are registered investment advisers that manage FS Investments’ four other affiliated BDCs, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and FS Investment Corporation III, respectively. FS Global Advisor, LLC is a registered investment adviser that manages FS Investments’ affiliated closed-end management investment company, FS Global Credit Opportunities Fund.

In addition to managing our investments, the managers, officers and other personnel of FSIC IV Advisor also currently manage the following entities through affiliated investment advisers:

Name	Entity	Investment Focus	Gross Assets(1)
FS Investment Corporation	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$4,110,071
FS Investment Corporation II(2)	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$4,910,727
FS Investment Corporation III	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$3,662,739
FS Energy and Power Fund(2)	BDC	Primarily invests in debt and income-oriented equity securities of private U.S. companies in the energy and power industry.	$4,073,753
FS Global Credit Opportunities Fund(3)	Closed-end management investment company	Primarily invests in secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments.	$1,971,450

(1)	As of December 31, 2016, except as otherwise noted below.
(2)	As of September 30, 2016.
(3)	Two funds affiliated with FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—T and FS Global Credit Opportunities Fund ADV, or together, the FSGCOF Offered Funds, which have the same investment objectives and strategy as FS Global Credit Opportunities Fund, currently offer common shares of beneficial interest to the public and invest substantially all of the net proceeds of their respective offerings in FS Global Credit Opportunities Fund. Two other funds affiliated with FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—A and FS Global Credit Opportunities Fund—D, or together, the FSGCOF Closed Funds, which also have the same investment objectives and strategy as FS Global Credit Opportunities Fund, closed their respective continuous public offerings to new investors in April 2016.

Our chairman, president and chief executive officer, Michael C. Forman, has led FSIC IV Advisor since its inception. In 2007, he co-founded FS Investments with the goal of delivering alternative investment solutions, advised by what FS Investments believes to be best-in-class institutional asset managers, to individual investors nationwide. In addition to leading FSIC IV Advisor, Mr. Forman currently serves as chairman, president and chief executive officer of FB Income Advisor, LLC, FSIC II Advisor, LLC, FS Investment Corporation II, FSIC III Advisor, LLC, FS Investment Corporation III, FS Investment Advisor, LLC, FS Energy and Power Fund, FS Global Advisor, LLC, FS Global Credit Opportunities Fund and the FSGCOF Offered Funds. Mr. Forman also currently serves as chairman and chief executive officer of FS Investment Corporation.

FSIC IV Advisor’s senior management team has significant experience in private lending and private equity investing, and has developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. The team also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. We believe that the active and ongoing participation by FS Investments and its affiliates in the credit markets, and the depth of experience and disciplined investment approach of FSIC IV Advisor’s management team, will allow FSIC IV Advisor to successfully execute our investment strategy.

All investment decisions require the unanimous approval of FSIC IV Advisor’s investment committee, which is currently comprised of Mr. Forman, Gerald F. Stahlecker, Zachary Klehr and Sean Coleman. Our board of directors, including a majority of independent directors, oversees and monitors our investment performance and, beginning with the second anniversary of the effective date of the investment advisory and administrative services agreement, will annually review the investment advisory and administrative services agreement by and between us and FSIC IV Advisor, dated as of September 21, 2015, or investment advisory and administrative services agreement, and the investment sub-advisory agreement that FSIC IV Advisor has entered into with GDFM to determine, among other things, whether the fees payable under such agreements are reasonable in light of the services provided.

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

GDFM is a wholly-owned subsidiary of GSO. GSO is the credit platform of Blackstone, a leading global alternative asset manager. The credit platform is one of Blackstone’s four business segments. As of December 31, 2016, GSO and its affiliates, excluding Blackstone, managed approximately $93.3 billion of assets across multiple strategies and investment types within the leveraged finance marketplace, including leveraged loans, high-yield bonds, distressed, mezzanine and private equity. As investment sub-adviser, GDFM makes recommendations to FSIC IV Advisor in a manner that is consistent with its existing investment and monitoring processes.

Blackstone is a leading global alternative asset manager and provider of financial advisory services. It is one of the largest independent managers of private capital in the world, with assets under management of approximately $366.6 billion as of December 31, 2016. Blackstone’s alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and publicly traded closed-end mutual funds. Blackstone is a publicly traded limited partnership that has common units which trade on the New York Stock Exchange under the ticker symbol “BX.” Information about Blackstone and its various affiliates, including certain ownership, governance and financial information, is disclosed in Blackstone’s periodic filings with the SEC, which can be obtained from Blackstone’s website at http://ir.blackstone.com or the SEC’s website at www.sec.gov. Information contained on Blackstone’s website and in Blackstone’s filings with the SEC is not incorporated by reference into this annual report on Form 10-K and such information should not be considered to be part of this annual report on Form 10-K.

Market Opportunity

We believe that there are and will continue to be significant investment opportunities in the senior secured and second lien secured loan asset class, as well as investments in debt securities of middle market companies.

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

Large Target Market

According to The U.S. Census Bureau, in its 2012 economic census, there were approximately 42,600 middle-market companies in the United States with annual revenues between $50 million and $2.5 billion, compared with approximately 1,350 companies with revenues greater than $2.5 billion. These middle-market companies represent, we believe, a significant portion of the growth segment of the U.S. economy and often require substantial capital investment to grow their businesses. Middle-market companies have generated a significant number of investment opportunities for us and investment programs managed by our affiliates and GDFM over the past several years, and we believe that this market segment will continue to produce significant investment opportunities for us.

Limited Investment Competition

Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle market companies. As tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured loans to middle market companies represented 6% of overall middle market loan volume in 2016, down slightly from 7% in 2016 and down from nearly 20% in 2011. However, the continuation of this trend is uncertain as a result of the potentially changing regulatory landscape due to the new presidential administration.

In addition, regulatory uncertainty regarding CLOs may limit financing available to middle market companies. Risk retention and certain limitations placed on some banks’ ability to hold CLO securities may also inhibit future CLO creation and future lending to middle market companies. CLOs represented 62.3% of the institutional investor base for broadly syndicated loans in 2016, as tracked by S&P Capital IQ LCD, and any decline in the formation of new CLOs will likely have broad implications for the senior secured loan marketplace and for middle market borrowers.

We also believe that lending and originating new loans to middle market companies, which are often private, generally requires a greater dedication of the lender’s time and resources compared to lending to larger companies, due in part to the smaller size of each investment and the often fragmented nature of information available from these companies. Further, many investment firms lack the breadth and scale necessary to identify investment opportunities, particularly in regards to directly originated investments in middle market companies, and thus we believe that attractive investment opportunities are often overlooked. In addition, middle market companies may require more active monitoring and participation on the lender’s part. We believe that many large financial organizations, which often have relatively high cost structures, are not suited to deal with these factors and instead emphasize services and transactions to larger corporate clients with a consequent reduction in the availability of financing to middle market companies.

Attractive Market Segment

We believe that the underserved nature of such a large segment of the market can at times create a significant opportunity for investment. In many environments, we believe that middle market companies are more likely to offer attractive economics in terms of transaction pricing, up-front and ongoing fees, prepayment penalties and security features in the form of stricter covenants and quality collateral than loans to larger companies. In addition, as compared to larger companies, middle market companies often have simpler capital structures and carry less leverage, thus aiding the structuring and negotiation process and allowing us greater flexibility in structuring favorable transactions. We believe that these factors will result in advantageous conditions in which to pursue our investment objectives of generating current income and, to a lesser extent, long-term capital appreciation.

Characteristics of and Risks Related to Investments in Private Companies

We invest primarily in the debt of private middle market U.S. companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt securities that we hold. Second, the investments themselves may often be illiquid. The securities of most of the companies in which we invest are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, our directly originated investments generally will not be traded on any secondary market and a trading market for such investments may not develop. These securities may also be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FSIC IV Advisor and/or GDFM to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved in, investing in these companies, and to determine the optimal time to exit an investment. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.

Investment Strategy

Our principal focus is to invest in senior secured and second lien secured loans of private middle market U.S. companies, and to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC IV Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

When identifying prospective portfolio companies, we focus primarily on the attributes set forth below, which we believe will help us generate higher total returns with an acceptable level of risk. While these criteria provide general guidelines for our investment decisions, we caution investors that, if we believe the benefits of investing are sufficiently strong, not all of these criteria necessarily will be met by each prospective portfolio company in which we choose to invest. These attributes are:

•

Leading, Defensible Market Positions. We seek to invest in companies that have developed strong positions within their respective markets and exhibit the potential to maintain sufficient cash flows and profitability to service our debt in a range of economic environments. We seek companies that can protect their competitive advantages through scale, scope, customer loyalty, product pricing or product quality versus their competitors, thereby minimizing business risk and protecting profitability.

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

•

Private Equity Sponsorship. Often, we seek to participate in transactions sponsored by what we believe to be sophisticated and seasoned private equity firms. FSIC IV Advisor’s management team believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an endorsement of the quality of the investment. Further, by co-investing with such experienced private equity firms which commit significant sums of equity capital ranking junior in priority of payment to our debt investments, we may benefit from the due diligence review performed by the private equity firm, in addition to our own due diligence review. Further, strong private equity sponsors with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational or financial issues arise which could provide additional protections for our investments.

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

In addition, in an order dated June 4, 2013, the SEC granted exemptive relief that, subject to the satisfaction of certain conditions, expands our ability to co-invest in certain privately negotiated investment transactions with our co-investment affiliates, which we believe has and may continue to enhance our ability to further our investment objectives and strategy.

Potential Competitive Strengths

We believe that we offer investors the following potential competitive strengths:

Global Platform with Seasoned Investment Professionals

We believe that the breadth and depth of the experience of FSIC IV Advisor’s senior management team, together with the wider resources of GSO’s investment team which is dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, as well as the specific expertise of GDFM, provide us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities.

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

Share Class Specifications

We currently offer Class T shares and intend to offer additional classes of our common stock in the future, subject to obtaining a satisfactory exemptive order from the SEC, with each class having a different upfront sales load and fee and expense structure. We have applied for exemptive relief from the SEC with respect to a multiple share class structure. In the event we obtain such relief, we will be required to comply with provisions that would not otherwise be applicable to us. The exemptive order may require us to supplement or amend the terms set forth in our prospectus, including the terms of the Class T shares offered hereby. There can be no assurance that we will receive an exemptive order from the SEC.

Our Class T shares are subject to an upfront selling commission of 3.00%, a dealer manager fee of 1.25% and an annual distribution fee of 1.00% of the estimated value of such shares, as determined in accordance with applicable rules of The Financial Industry Regulatory Authority, Inc., or FINRA. Distribution fees will be paid pursuant to a distribution plan adopted by us. Class T shares are available for purchase by investors meeting the suitability standards described in our prospectus.

Provided we offer a class of our common stock with no sales loads or asset-based service or distribution fees, or a No-Load Share Class, a Class T share will convert into a share of such No-Load Share Class upon the earliest of (i) such Class T share reaching the applicable sales charge cap, (ii) our dealer manager advising us that the aggregate underwriting compensation payable from all sources (determined in accordance with applicable FINRA rules) would be in excess of 10% of the gross proceeds of this offering and (iii) a liquidity event. If we do not receive exemptive relief to offer multiple share classes and therefore do not offer a No-Load Share Class, the distribution fee for all Class T shares will terminate upon the earliest of (i) any Class T share purchased after January 25, 2017 reaching the applicable sales charge cap, (ii) our dealer manager advising us that the aggregate underwriting compensation payable from all sources (determined in accordance with applicable FINRA rules) would be in excess of 10% of the gross proceeds of this offering and (iii) a liquidity event.

See “Item 5. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Compensation of the Dealer Manager and Selected Broker-Dealers” for additional information regarding share class specifications in the case we receive multiple share class exemptive relief.

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

We reimburse FSIC IV Advisor for expenses necessary to perform services related to our administration and operations, including FSIC IV Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FSIC IV Advisor. The amount of this reimbursement is set at the lesser of (1) FSIC IV Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSIC IV Advisor is required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of FSIC IV Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors, among other things, compares the total amount paid to FSIC IV Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FSIC IV Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC IV Advisor.

We have also contracted with State Street Bank and Trust Company, or State Street, to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by FSIC IV Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.

As a BDC, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt will be limited in certain significant respects pursuant to the 1940 Act. Within the limits of existing regulation, we will adjust our use of debt, according to market conditions, to the level we believe will allow us to generate maximum risk-adjusted returns. See “—Regulation.” We intend to elect to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code.

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

Second Lien Secured Loans

Second lien secured loans are immediately junior to senior secured loans and have substantially the same maturities, collateral and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower, which means that any realization of collateral will generally be applied to pay senior secured loans in full before second lien secured loans are paid and the value of the collateral may not be sufficient to repay in full both senior secured loans and second lien secured loans. In return for this junior ranking, second lien secured loans generally offer higher returns compared to senior secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with subordinated loans. Generally, we expect these loans to carry a fixed rate, or a floating current yield of 8.0% to 12.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.

Senior Secured Bonds

Senior secured bonds are generally secured by collateral on a senior, pari passu or junior basis with other debt instruments in an issuer’s capital structure and have similar maturities and covenant structures as senior secured loans. Generally, we expect these investments to carry a fixed rate of 7.0% to 14.0%.

Subordinated Debt

In addition to senior secured loans, second lien secured loans and senior secured bonds, we may invest a portion of our assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to senior debt and are often unsecured, but are situated above preferred equity and common equity in the capital structure. In return for their junior status compared to senior debt, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed rate or a floating current yield of 7.0% to 14.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.

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

Other Securities

We may also invest from time to time in derivatives, including total return swaps and credit default swaps. We anticipate that any use of derivatives would primarily be as a substitute for investing in conventional securities. Any use of derivatives may subject us to additional risks. See “Item 1A. Risk Factors-Risks Related to Our Investments-We may from time to time enter into credit default swaps or other derivative transactions which expose us to certain risks, including credit risk, market risk, liquidity risk and other risks similar to those associated with the use of leverage.” See also “Item 1A. Risk Factors—Risks Related to Our Investments—We have entered into a total return swap agreement which exposes us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.”

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

The market for loans to private companies possesses several key differences compared to the corporate bond market. For instance, due to a possible lack of debt ratings for certain middle market firms, and also due to the reduced availability of information for private companies, investors must conduct extensive due diligence investigations before committing to an investment. This intensive due diligence process gives the investor significant access to management, which is often not possible in the case of corporate bondholders, who rely on underwriters, debt rating agencies and publicly available information for due diligence reviews and monitoring of corporate issuers. While holding these investments, private debt investors often receive monthly or quarterly updates on the portfolio company’s financial performance, along with possible representation on the company’s board of directors, which allows the investor to take remedial action quickly if conditions happen to deteriorate. Due to reduced liquidity, the relative scarcity of capital and extensive due diligence and expertise required on the part of the investor, we believe that private debt securities typically offer higher returns than corporate bonds of equivalent credit quality.

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

Typically, FSIC IV Advisor and GDFM receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. FSIC IV Advisor and GDFM use this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects. GDFM may rely on brokers or other financial services firms that may help identify potential investments from time to time for assistance in monitoring these investments.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2016:

December 31, 2016
Investment Rating	Fair Value	Percentage of Portfolio
1	$—	—
2	63,310	100%
3	—	—
4	—	—
5	—	—

Total	$63,310	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Valuation Process. Each quarter, we value investments in our portfolio, and such values are disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors determines the fair value of such investments in good faith, utilizing the input of our valuation committee, FSIC IV Advisor and any other professionals or materials that our board of directors deems relevant, including GDFM and independent third-party valuation services, if applicable. “See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

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

Financing Arrangement

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FSIC IV Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. Below is a summary of our outstanding financing arrangements as of December 31, 2016:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap(1)	Total Return Swap	L+1.60%	$110,444	$14,556	N/A	(2)

(1)	On January 30, 2017, Cheltenham Funding LLC, or Cheltenham Funding, entered into an amendment to the total return swap, or TRS, effective January 19, 2017, to increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS from $125,000 to $175,000.
(2)	The TRS may be terminated by Cheltenham Funding at any time, subject to payment of an early termination fee if prior to July 19, 2017, or by Citibank, N.A., or Citibank, on or after July 19, 2017, in each case, in whole or in part, upon prior written notice to the other party.

See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our financing arrangement.

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

We will generally not be able to issue and sell shares of any class of our common stock at a price per share, after deducting upfront selling commissions and dealer manager fees, if any, that is below the net asset value per share of the applicable class. See “Item 1A. Risk Factors—Risks Related to Business Development Companies—Regulations governing our operation as a BDC and a RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of any class of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of any class of our common stock at a price below the net asset value per share of such class in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, the SEC granted exemptive relief to our affiliates, upon which we may rely, and which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. Under the terms of this relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategy. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategy. We believe this relief has and may continue to also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because our affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we will continue to be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance (e.g., where price is the only negotiated term).

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

iv.	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

2.	Securities of any eligible portfolio company that we control.

3.	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

4.	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

5.	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

6.	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

For purposes of Section 55(a) under the 1940 Act, we will treat each loan underlying the TRS, entered into on January 19, 2016 between our wholly-owned financing subsidiary Cheltenham Funding and Citibank, as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, including money market funds, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we generally would not meet the diversification tests in order to qualify or maintain our qualification as a RIC for U.S. federal income tax purposes as described below under “—Taxation as a RIC.” Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. FSIC IV Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our Class T common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Related to Debt Financing” and “Item 1A. Risk Factors—Risks Related to Business Development Companies.”

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

Code of Ethics

We and FSIC IV Advisor have each adopted a code of ethics pursuant to Rule 17j-1 promulgated under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the codes may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with each code’s requirements. Our code of ethics was filed as in exhibit to our current report on Form 8-K filed with the SEC on August 10, 2016 and FSIC IV Advisor’s codes of ethics was filed as an exhibit to post-effective amendment no. 3 to our registration statement on Form N-2 filed with the SEC on August 10, 2016. Stockholders may also read and copy these codes of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Stockholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov. Stockholders may also obtain a copy of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, at 100 F Street, N.E., Washington, D.C. 20549.

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

Securities Exchange Act and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•

pursuant to Rule 13a-14 promulgated under the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	pursuant to Rule 13a-15 promulgated under the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting; and

•	pursuant to Item 308 of Regulation S-K, our auditors must attest to, and report on, our management’s assessment of our internal control over financial reporting.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and take actions necessary to ensure that we are in compliance therewith. In addition, we intend to voluntarily comply with Section 404(b) of the Sarbanes-Oxley Act beginning with our fiscal year ended December 31, 2016 and have engaged our independent registered public accounting firm to audit our internal control over financial reporting.

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

then we will not be subject to U.S. federal income tax on the portion of our income or capital gains we distribute (or are deemed to distribute) as distributions to our stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

As a RIC, we will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute distributions in a timely manner to our stockholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax, or the Excise Tax Avoidance Requirement. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared. We generally will endeavor in each tax year to avoid any material U.S. federal excise tax on our earnings.

We may incur in the future such excise tax on a portion of our income and capital gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we generally will be liable for the excise tax only on the amount by which we do not meet the Excise Tax Avoidance Requirement.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each tax year;

•

derive in each tax year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or other securities, or the 90% Income Test; and

•	diversify our holdings so that at the end of each quarter of the tax year:

•

at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and

•

no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships,” or the Diversification Tests.

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our expenses in a given tax year exceed our investment company taxable income, we may experience a net operating loss for that tax year. However, a RIC is not permitted to carry forward net operating losses to subsequent tax years and such net operating losses do not pass through to its stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such taxable income is greater than the net income we actually earn during those years.

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each tax year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current tax year, instead of upon their disposition, as an election not to do so would limit our ability to deduct interest expense for tax purposes.

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

Some of the income that we might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify us as a RIC for failure to satisfy the 90% Income Test, one or more subsidiary entities treated as U.S. corporations for entity-level income tax purposes may be employed to earn such income and (if applicable) hold the related asset. Such subsidiary entities will be required to pay U.S. federal income tax on their earnings, which ultimately will reduce the yield to our stockholders on such fees and income.

Competition

Our primary competitors for investments include other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds). In addition, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. We also compete with traditional financial services companies such as commercial banks. We believe we will be able to compete with these entities for financing opportunities on the basis of, among other things, the experience of FSIC IV Advisor’s senior management team, together with the wider resources of GSO’s investment team. Furthermore, while we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle market private U.S. companies, we are not certain whether this trend will continue as a result of the potentially changing regulatory landscape due to the new presidential administration. For additional information, see “—Market Opportunity” and “—Potential Competitive Strengths.”

Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than us. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Related to Our Business and Structure—We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.”

Employees

We do not currently have any employees. Each of our executive officers is a principal, officer or employee of FSIC IV Advisor, which manages and oversees our investment operations. In the future, FSIC IV Advisor may retain additional investment personnel based upon its needs.

Available Information

For so long as our charter requires, within 60 days after the end of each fiscal quarter, we will distribute our quarterly report on Form 10-Q to all stockholders of record and to the state securities administrator in each state in which we offer or sell securities. In addition, for so long as our charter requires, we will distribute our annual report on Form 10-K to all stockholders and to the state securities administrator in each state in which we offer or sell securities within 120 days after the end of each fiscal year. These reports will also be available on our website at www.fsinvestments.com and on the SEC’s website at www.sec.gov. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and stockholders should not consider information contained on our website to be part of this annual report on Form 10-K.

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available free of charge by calling us collect at (215) 495-1150 or on our website at www.fsinvestments.com. Information contained on our website is not incorporated into this annual report on Form 10-K and such information should not be considered to be part of this annual report on Form 10-K. Stockholders also may inspect and copy these reports, proxy statements and other information, as well as this annual report on Form 10-K and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Such information is also available from the EDGAR database on the SEC’s web site at www.sec.gov. Stockholders also can obtain copies of such information, after paying a duplicating fee, by sending a request by e-mail to publicinfo@sec.gov or by writing the SEC’s Public Reference Branch, Office of Consumer Affairs and Information Services, Securities and Exchange Commission, Washington, D.C. 20549. Stockholders may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at (202) 551-8090.

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

Our shares are illiquid assets for which there is not a secondary market and it is not expected that any will develop in the foreseeable future. There can be no assurance that we will complete a liquidity event. A liquidity event could include: (1) a listing of our shares on a national securities exchange; (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation; or (3) a merger or another transaction approved by our board of directors in which our stockholders likely will receive cash or shares of a publicly traded company, including potentially a company that is an affiliate of us. Provided we offer a No-Load Share Class, upon the occurrence of a liquidity event, all Class T shares will automatically convert into shares of such No-Load Share Class and the distribution fee will terminate.

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

The distribution fee will be payable by us to compensate our affiliated dealer manager and its affiliates for services and expenses in connection with the ongoing marketing, sale and distribution of our shares. The distribution fee will terminate for all Class T stockholders upon a liquidity event. As such, FSIC IV Advisor, an affiliate of our dealer manager, may have an incentive to delay a liquidity event if such amounts receivable by our dealer manager have not been fully paid. A delay in a liquidity event may not be in the best interests of our stockholders.

Investors will not know the purchase price per share at the time they submit their subscription agreements and could receive fewer shares of common stock than anticipated if our board of directors determines to increase the offering price to comply with the requirement that we avoid selling Class T shares at a net offering price below the net asset value per share of such class.

The purchase price at which a stockholder purchases Class T shares will be determined at each weekly closing date to ensure that the sales price of such class, after deducting upfront selling commissions and applicable dealer manager fees, if any, is equal to or greater than the net asset value per share of such class. As a result, in the event of an increase in the net asset value per share of such class, the stockholder’s purchase price may be higher than the prior weekly closing price per share of such class, and therefore a stockholder may receive a smaller number of Class T shares than if the stockholder had subscribed at the prior weekly closing price.

We are a relatively new company and have a limited operating history.

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

Other than those investments reflected in the schedule of investments in our most recent financial statements at the time an investor subscribed for our shares, an investor will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning future investments we make using the proceeds from our continuous public offering prior to making a decision to purchase our shares. An investor must rely on FSIC IV Advisor and GDFM to implement our investment policies, to evaluate all of our investment opportunities and to structure the terms of our investments rather than evaluating our investments in advance of purchasing shares of our common stock. Because investors are not able to evaluate our investments in advance of purchasing our shares, our continuous public offering may entail more risk than other types of offerings. This additional risk may hinder an investor’s ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

If we are unable to raise substantial funds in our ongoing, continuous “best efforts” public offering, we will be limited in the number and type of investments we may make, and the value of a stockholder’s investment in us may be reduced in the event our assets under-perform.

Our continuous public offering is being made on a best efforts basis, whereby the dealer manager and broker-dealers participating in the offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. Even though we established a minimum size of our offering necessary for us to release funds from the escrow account and utilize subscription funds, such amount will not, by itself, be sufficient for us to purchase a portfolio of investments that meets our investment objectives and criteria. To the extent that less than the maximum number of shares is subscribed for, the opportunity for the allocation of our investments among various issuers and industries may be decreased, and the returns achieved on those investments may be reduced as a result of allocating all of our expenses over a smaller capital base. For additional information concerning our application for multi-class exemptive relief, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Information.”

The dealer manager in our continuous public offering may be unable to sell a sufficient number of shares for us to achieve our investment objectives.

The dealer manager for our continuous public offering is FS Investment Solutions, LLC, or FS Investment Solutions. There is no assurance that our dealer manager will be able to sell a sufficient number of shares to allow us to have adequate funds to purchase a portfolio of investments allocated among various issuers and industries and generate income sufficient to cover our expenses. As a result, we may be unable to achieve our investment objectives and stockholders could lose some or all of the value of their investment.

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

The success of our continuous public offering, and correspondingly our ability to implement our business strategy, depends upon the ability of the dealer manager to establish, operate and maintain a network of licensed securities broker-dealers and other agents to sell our shares. If the dealer manager fails to perform, we may not be able to raise adequate proceeds through our continuous public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, stockholders could lose all or a part of their investment.

Only a limited number of shares will be repurchased pursuant to our share repurchase program and stockholders may not be able to sell all of their shares under our share repurchase program or recover the amount of their investment in those shares.

Our share repurchase program includes numerous restrictions that limit stockholders’ ability to sell their shares. We intend to limit the number of shares repurchased pursuant to our share repurchase program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the issuance of shares of our common stock under our distribution reinvestment plan, although at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the liquidation of investments as of the end of the applicable period to repurchase shares; (2) beginning with the calendar quarter March 31, 2017, which is the first full calendar quarter in the year following the date that we satisfied the minimum offering requirement, we will limit the number of shares to be repurchased in any calendar year to 10.0% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each calendar quarter (though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above); (3) unless stockholders tender all of their shares, stockholders must tender at least 25% of the number of shares they have purchased and generally must maintain a minimum balance of $5,000 in Class T shares, subsequent to submitting a portion of their shares for repurchase by us; and (4) to the extent that the number of shares tendered for repurchase exceeds the number of shares that we are able to repurchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. If we offer additional classes of our common stock, our board of directors reserves the right, in its sole discretion, to limit the number of shares to be repurchased for each class by applying the limitations on the number of shares to be repurchased, noted above, on a per class basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Any of the foregoing limitations may prevent us from accommodating all repurchase requests made in any year. For example, our affiliate, FS Investment Corporation, commenced a share repurchase program in March 2010 with substantially similar terms as our share repurchase program. Because FS Investment Corporation had relatively few shares outstanding during the first year of its operations, the limitation described in clause (2) above resulted in fewer than all of the tendered shares being repurchased in two tender offers conducted by FS Investment Corporation in 2010.

In addition, our board of directors may amend, suspend or terminate the share repurchase program at any time. We will notify stockholders of such developments (1) in our quarterly reports or (2) by means of a separate mailing to stockholders, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, although we have adopted a share repurchase program, we have discretion to not repurchase shares, to suspend the share repurchase program and to cease repurchases. In addition, any shares repurchased pursuant to our share repurchase program may be purchased at a significant discount from the purchase price stockholders paid for the shares being repurchased. Further, the share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price. For additional details regarding the price at which we expect to purchase shares pursuant to our share repurchase program, see “—The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.” and “Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and the Issuer Purchases of Equity Securities—Share Repurchase Program.”

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

In addition, even if GDFM identifies privately negotiated investment opportunities that meet our investment objectives, because we do not have exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we will be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance (e.g., where price is the only negotiated term) and the allocation policies of FSIC IV Advisor, GDFM and their respective affiliates.

Prior to investing in securities of portfolio companies, we will invest the net proceeds of our continuous public offering primarily in cash, cash equivalents, including money market funds, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objectives. As a result, any distributions that we pay while our portfolio is not fully invested in securities meeting our investment objectives may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objectives.

We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent our cash flows from operations, net investment income or earnings are not sufficient to fund declared distributions.

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

For a period of time following commencement of this offering, which time period may be significant, substantial portions of our distributions have been, and may in the future, be funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through the waiver of certain investment advisory fees by FSIC IV Advisor, that are subject to repayment by us within three years. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or FS Investments and its affiliates continue to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by FS Investments or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. FS Investments and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

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

Our investments in senior secured loans, second lien secured loans, senior secured bonds, subordinated debt and equity of private U.S. companies, including middle market companies, may be risky and there is no limit on the amount of any such investments in which we may invest.

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

Below Investment Grade Risk. In addition, we may invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid.

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

Our potential investment in CLOs may be riskier than a direct investment in the debt or other securities of the underlying companies.

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

Investing in middle market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.

Investments in middle market companies involve some of the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that they:

•

may have limited financial resources and may be unable to meet the obligations under their debt securities that we may hold, which may be accompanied by a deterioration in the value of any collateral pledged under such securities and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

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

An investment strategy focused primarily on privately held companies present certain challenges, including the lack of available information about these companies.

Our investments are primarily in privately held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt securities that we hold. Second, the investments themselves often may be illiquid. The securities of most of the companies in which we invest are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. In addition, in a restructuring, we may receive substantially different securities than our original investment in a portfolio company, including securities in a different part of the capital structure. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FSIC IV Advisor and/or GDFM to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules and regulations that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

A lack of liquidity in certain of our investments may adversely affect our business.

We invest in certain companies whose securities are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price or at all, and, as a result, we may suffer losses.

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

Our investments may include original issue discount and PIK instruments.

To the extent that we invest in original issue discount or PIK instruments and the accretion of original issue discount or PIK income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•

The higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;

•

Original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;

•	An election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our gross assets and, as such, increases

FSIC IV Advisor’s future base management fees which, thus, increases FSIC IV Advisor’s future income incentive fees at a compounding rate;

•

Market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;

•	The deferral of PIK interest on an instrument increases the loan-to-value ratio, which is fully a measure of the riskiness of a loan, with respect to such instrument;

•	Even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;

•

For accounting purposes, cash distributions to investors representing original issue discount income are not derived from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;

•

The required recognition of PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to stockholders in order to maintain our ability to be subject to tax as a RIC; and

•	Original issue discount may create a risk of non-refundable cash payments to FSIC IV Advisor based on non-cash accruals that may never be realized.

We have entered into a total return swap agreement which exposes us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

Our wholly-owned financing subsidiary, Cheltenham Funding, has entered into a TRS for a portfolio of senior secured floating rate loans with Citibank. See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for a more detailed discussion of the terms of the TRS between Cheltenham Funding and Citibank.

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

The TRS with Citibank enables us, through our ownership of Cheltenham Funding, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest type payment to Citibank. As such, the TRS is analogous to Cheltenham Funding borrowing funds to acquire loans and incurring interest expense to a lender.

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

In addition to the rights of Citibank to terminate the TRS following an event of default or termination event as described above, Citibank may terminate the TRS on or after July 19, 2017. Cheltenham Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Cheltenham Funding will be required to pay an early termination fee to Citibank if it elects to terminate the TRS prior to July 19, 2017. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Cheltenham Funding to Citibank for the period from the termination date through and including July 19, 2017. Such monthly payments will equal the product of (x) 85%, multiplied by (y) the maximum notional amount of the TRS, multiplied by (z) 1.60% or 1.50% per annum, as applicable. Other than during the first 90 days and last 30 days of the term of the TRS, Cheltenham Funding is required to pay a minimum usage fee if less than 85% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 85% but less than 100% of the maximum notional amount of the TRS is utilized.

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

In addition, because a TRS is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage. See “—Risks Related to Debt Financing” below.

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

Derivative investments effectively add leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. In addition to the risks described above, such arrangements are subject to risks similar to those associated with the use of leverage. See “—Risks Related to Debt Financing” below.

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

Risks Related to Our Business and Structure

Our board of directors may change our operating policies and strategies without prior notice or stockholder approval.

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval. Moreover, we have significant investment flexibility within our investment strategy. Therefore, we may invest our assets in ways with which stockholders may not agree. We also cannot predict the effect any changes to our investment policy, current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay stockholders distributions and cause them to lose all or part of their investment. Moreover, we will have significant flexibility in investing the net proceeds of our continuous public offering and may use the net proceeds from such offering in ways with which stockholders may not agree or for purposes other than those contemplated in this or any other prospectus relating to our continuous public offering. Finally, because our shares are not expected to be listed on a national securities exchange for the foreseeable future, stockholders will be limited in their ability to sell their shares in response to any changes in our investment policy, operating policies, investment criteria or strategies.

Risks Related to Economic Conditions

Future disruptions or instability in capital markets could negatively impact the valuation of our investments and our ability to raise capital.

From time to time, the global capital markets may experience periods of disruption and instability, which could be prolonged and which could materially and adversely impact the broader financial and credit markets, have a negative impact on the valuations of our investments and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. More recently, the macroeconomic environment, including recent social and political tensions in the U.S. and around the world (e.g., the United Kingdom referendum to leave the European Union), concerns regarding the Chinese economy and declines in commodity prices, has led to, and may continue to lead to, volatility in the broadly syndicated credit market as investors re-price credit risk.

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

In August 2011, S&P lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was last affirmed by S&P in November 2016. Moody’s and Fitch Ratings, Inc. have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling to allow the U.S. Treasury Department to issue additional debt. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Furthermore, in February 2014, the Federal Reserve began scaling back its bond-buying program, or quantitative easing, which it ended in October 2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. The Federal Reserve also raised interest rates during the fourth quarter of 2015 and the fourth quarter of 2016. It is unclear what effect, if any, the end of quantitative easing, future interest rate raises, if any, and the pace of any such raises will have on the value of our investments or our ability to access the debt markets on favorable terms.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. In January 2012, S&P lowered its long-term sovereign credit rating for France, Italy, Spain and six other European countries, which has negatively impacted global markets and economic conditions. In addition, in April 2012, S&P further lowered its long-term sovereign credit rating for Spain. While the financial stability of such countries has improved, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of U.S. and European financial institutions. Furthermore, following the United Kingdom’s referendum to leave the European Union, S&P lowered its long-term sovereign credit rating. In addition the terms of the United Kingdom’s exit and any future referendums in other European countries may disrupt the global market. Market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, could negatively impact the global economy, and there can be no assurance that assistance packages will be available, or if available, will be sufficient to stabilize countries and markets in Europe. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, or other credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

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

Prices for oil and natural gas, which historically have been volatile and may continue to be volatile, may be subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas. A prolonged continuation of depressed oil and natural gas prices would adversely affect the credit quality and performance of certain of our debt and equity investments in energy and power and related companies. A decrease in credit quality and performance would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our net asset value. Should a prolonged period of depressed oil and natural gas prices occur, the ability of certain of our portfolio companies in the energy and power and related industries to satisfy financial or operating covenants imposed by us or other lenders may be adversely affected, which could, in turn, negatively impact their financial condition and their ability to satisfy their debt service and other obligations. Likewise, should a prolonged period of depressed oil and natural gas prices occur, it is possible that the cash flow and profit generating capacity of these portfolio companies could also be adversely affected thereby negatively impacting their ability to pay us dividends or distributions on our investments.

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

Because we have no employees, we depend on the investment expertise, skill and network of business contacts of FSIC IV Advisor and GDFM. FSIC IV Advisor, with the assistance of GDFM, evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of FSIC IV Advisor and GDFM, as well as their respective senior management teams. The departure of any members of FSIC IV Advisor’s senior management team could have a material adverse effect on our ability to achieve our investment objectives. Likewise, the departure of any key employees of GDFM or termination of key industry relationships may impact its ability to render services to us under the terms of its investment sub-advisory agreement with FSIC IV Advisor.

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

In addition, the investment advisory and administrative services agreement that FSIC IV Advisor has entered into with us, as well as the investment sub-advisory agreement that FSIC IV Advisor has entered into with GDFM, have termination provisions that allow the parties to terminate the agreements without penalty. The investment advisory and administrative services agreement may be terminated at any time, without penalty, by FSIC IV Advisor, upon 120 days’ notice to us. The investment sub-advisory agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice by GDFM or, if our board of directors or the holders of a majority of our outstanding voting securities determine that the investment sub-advisory agreement with GDFM should be terminated, by FSIC IV Advisor. If either agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreements are terminated, it may be difficult for us to replace FSIC IV Advisor or for FSIC IV Advisor to replace GDFM. Furthermore, the termination of either of these agreements may adversely impact the terms of any financing arrangement into which we may enter, which could have a material adverse effect on our business and financial condition

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of FSIC IV Advisor and GDFM to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

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

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. Furthermore, the potentially changing regulatory landscape as a result of the new presidential administration may increase the number of middle market investors. As a result of these new entrants, competition for investment opportunities in middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

Declines in market values or fair market values of our investments could result in significant net unrealized depreciation of our portfolio, which, in turn, would reduce our net asset value.

Under the 1940 Act, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of directors. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period as unrealized depreciation, which could result in significant reductions to our net asset value for a given period.

A significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value, as determined by our board of directors. There is not a public market for the securities of the privately held companies in which we invest. Most of our investments are not publicly traded or actively traded on a secondary market but are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors or not traded at all. As a result, we value these securities quarterly at fair value as determined in good faith by our board of directors.

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

There is a risk that investors in our common stock may not receive distributions.

We cannot assure stockholders that we will achieve investment results that will allow us to make a specified level of cash distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our net investment income, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. Further, if we offer additional classes of our common stock, with each class having a different upfront sales load and fee and expense structure, the per share amount of distributions on shares of such classes will differ because of different allocations of class-specific expenses. In addition, the distribution fee for shares of such classes will be different. Furthermore, we are permitted to issue senior securities, including multiple classes of debt and one class of stock senior to our shares of Class T common stock. If any such senior securities are outstanding, we are prohibited from paying distributions to our Class T stockholders unless we meet the applicable asset coverage ratios at the time of distribution or repurchase. As a result, we may be limited in our ability to make distributions. See “Item 1. Business—Regulation—Senior Securities.”

Our distribution proceeds may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our continuous public offering. Therefore, portions of the distributions that we make may represent a return of capital to stockholders, which will lower their tax basis in their shares of common stock.

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

We, our portfolio companies and our business partners are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make and the deductibility of interest expense by our portfolio companies, potentially with retroactive effect. Changes in laws or regulations governing the operations of those with whom we do business, including selected broker-dealers and other financial representatives selling our shares, could have a material adverse effect on our business, financial condition and results of operations. In addition, over the last several years there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. New or repealed legislation, interpretations, rulings or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on financial institutions. Many of the requirements called for in the Dodd-Frank Act are expected to be implemented over time, most of which will likely be subject to implementing regulations over the course of several years. However, the new presidential administration has announced its intention to repeal, amend or replace certain portions of Dodd-Frank and the regulations implemented thereunder. Given the uncertainty associated with the manner in which and whether the provisions of the Dodd-Frank Act will be implemented, repealed, amended or replaced, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act or any changes to the regulations already implemented thereunder may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders.

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

Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We, our affiliates and our and their respective third-party service providers are subject to cybersecurity risks. Cybersecurity risks have significantly increased in recent years and, while we have not experienced any material losses relating to cyber attacks or other information security breaches, we could suffer such losses in the future. Our, our affiliates and our and their respective third-party service providers’ computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize confidential and other information, including non-public personal information and sensitive business data, processed and stored in, and transmitted through, computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our affiliates and our and their respective third-party service providers. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks.

Risks Related to FSIC IV Advisor and Its Affiliates

FSIC IV Advisor has limited prior experience managing a BDC or a RIC.

While FSIC IV Advisor’s management team consists of substantially the same personnel that form the investment and operations teams of the investment advisers to FS Investments’ four other affiliated BDCs, FSIC IV Advisor has limited prior experience managing a BDC or a RIC. Therefore, FSIC IV Advisor may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded public companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires satisfaction of source-of-income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or a RIC or could force us to pay unexpected taxes and penalties, which could be material. FSIC IV Advisor’s limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.

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

Our investment advisory and administrative services agreement entitles FSIC IV Advisor to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay FSIC IV Advisor incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

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

The members of the senior management and investment teams of both FSIC IV Advisor and GDFM serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the officers, managers and other personnel of FSIC IV Advisor also serve in similar capacities for the investment advisers to FS Investments’ four other affiliated BDCs, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II and FS Investment Corporation III, and FS Investments’ affiliated closed-end management investment company, FS Global Credit Opportunities Fund, and may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment vehicles, accounts or other investment vehicles. For example, we rely on FSIC IV Advisor to manage our day-to-day activities and to implement our investment strategy. FSIC IV Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FSIC IV Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments. FSIC IV Advisor and its employees will devote only as much of its or their time to our business as FSIC IV Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

Furthermore, GDFM, on which FSIC IV Advisor relies to assist it in identifying investment opportunities and making investment recommendations, has similar conflicts of interest. GDFM or its parent, GSO, serves as investment sub-adviser to FS Investments’ four other affiliated BDCs and FS Investments’ affiliated closed-end management investment company. GDFM, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. GDFM and its affiliates are not restricted from forming additional investment vehicles, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of GDFM. Also, in connection with such business activities, GDFM and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from recommending investment opportunities that would otherwise fit within our investment objectives. All of these factors could be viewed as creating a conflict of interest in that the time, effort and ability of the members of GDFM, its affiliates and their officers and employees will not be devoted exclusively to our business but will be allocated between us and the management of the monies of other advisees of GDFM and its affiliates. See “Item 5. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions—Potential Conflicts of Interest” for a more detailed discussion of these potential conflicts of interest.

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

As a result of our need to satisfy the Annual Distribution Requirement in order to qualify for and maintain RIC tax treatment under Subchapter M of the Code, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined in the 1940 Act, including issuing preferred stock, borrowing money from banks or other financial institutions, or issuing debt securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue certain other types of securities is also limited. Under the 1940 Act, we are also generally prohibited from issuing or selling our common stock at a price per share of a class, after deducting upfront selling commissions and dealer manager fees, if any, that is below the net asset value per share of such class, without first obtaining approval for such issuance from our stockholders and our independent directors. Compliance with these limitations on our ability to raise capital may unfavorably limit our investment opportunities. These limitations may also reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.

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

Under the 1940 Act, we generally are prohibited from issuing or selling shares of our common stock at a price per share, after deducting upfront selling commissions and dealer manager fees, if any, that is below the net asset value per share of a class, which may be a disadvantage as compared with other public companies. We may, however, sell shares of our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of the applicable class of the common stock if our board of directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders as well as those stockholders that are not affiliated with us approve such sale.

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

Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. For example, the SEC proposed a new rule in December 2015 that is designed to enhance the regulation of the use of derivatives by registered investment companies and business development companies. While the adoption of the December 2015 rule is currently uncertain, the proposed rule, if adopted, or any future legislation or rules, may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our stockholders.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the

SEC. In an order dated June 4, 2013, the SEC granted exemptive relief to our affiliates, upon which we may rely, and which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons to the extent not covered by the exemptive relief, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their respective affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a fund managed by FSIC IV Advisor without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

The use of borrowings and other types of financing, also known as leverage, magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our common stock. When we use leverage to partially finance our investments, through borrowing from banks and other lenders or issuing debt securities we, and therefore our stockholders, will experience increased risks of investing in our common stock. Any lenders and debt holders would have fixed dollar claims on our assets that are senior to the claims of our stockholders. If the value of our assets increases, then leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not utilized leverage. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not utilized leverage. Similarly, any increase in our income in excess of interest payable on our indebtedness would cause our net investment income to increase more than it would without leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not utilized leverage. Such a decline could negatively affect our ability to make distributions to stockholders. Leverage is generally considered a speculative investment technique. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of management fees payable to FSIC IV Advisor.

The agreements governing our debt financing arrangement contain, and agreements governing future debt financing arrangements may contain, various covenants which, if not complied with, could have a material adverse effect on our ability to meet our investment obligations and to pay distributions to our stockholders.

The agreements governing our and our special purpose financing subsidiary’s financing arrangements contain, and agreements governing future financing arrangements may contain, certain financial and operational covenants. These covenants require us and our subsidiary to, among other things, maintain certain financial ratios, including asset coverage and minimum stockholders’ equity. Compliance with these covenants depends on many factors, some of which are beyond our and their control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized depreciation in our and our subsidiaries’ portfolios may increase in the future and could result in non-compliance with certain covenants, or our taking actions which could disrupt our business and impact our ability to meet our investment objectives.

There can be no assurance that we and our subsidiaries will continue to comply with the covenants under our current financing arrangements and future financing arrangements. Failure to comply with these covenants could result in a default which, if we and our subsidiaries were unable to obtain a waiver from the debt holders, could accelerate repayment under any or all of our and their debt instruments and thereby force us to liquidate investments at a disadvantageous time and/or at a price which could result in losses, or allow our lenders to sell assets pledged as collateral under our financing arrangements in order to satisfy amounts due thereunder. These occurrences could have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions. See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for a more detailed discussion of the terms of our debt financing arrangement.

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

Risks Related to U.S. Federal Income Tax

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy the RIC annual distribution requirements.

Besides maintaining our election to be treated as a BDC under the 1940 Act, in order for us to qualify as a RIC under Subchapter M of the Code, we must meet the following annual distribution, income source and asset diversification requirements. See “Item 1. Business—Taxation as a RIC.”

•	The 90% Income Test (as defined below) will be satisfied if we earn at least 90% of our gross income for each tax year from dividends, interest, gains from the sale of securities or similar sources.

•

The Diversification Tests (as defined below) will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our tax year. To satisfy these requirements, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

In any taxable year in which we qualify as a RIC, in order for us to be able to be subject to tax as a RIC, we are required to meet an Annual Distribution Requirement. The Annual Distribution Requirement for RIC tax treatment will be satisfied if we distribute to our stockholders, for each tax year, dividends of an amount at least equal to the sum of 90% of our investment company taxable income, which is generally the sum of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, without regard to any deduction for dividends paid. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

We must satisfy these tests on an ongoing basis in order to maintain RIC tax treatment, and may be required to make distributions to stockholders at times when it would be more advantageous to invest cash in our existing or other investments, or when we do not have funds readily available for distribution. Compliance with the RIC tax requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investments. Also, the rules applicable to our qualification as a RIC are complex, with many areas of uncertainty. If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure may have a material adverse effect on us and on any investment in us. The Code provides certain form relief from RIC disqualification due to failures of the 90% Income Test or any of the Diversification Tests, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail either the 90% Income Test or any of the Diversification Tests.

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, our investments may include debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants). To the extent original issue discount or PIK interest constitutes a portion of our income, we must include in taxable income each tax year a portion of the original issue discount or PIK income that accrues over the life of the instrument, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current tax year, instead of upon disposition, as not making the election would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the tax year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

Furthermore, we may invest in the equity securities of non-U.S. corporations (or other non-U.S. entities classified as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances, these rules also could require us to recognize taxable income or gains where we do not receive a corresponding payment in cash and, under recently proposed U.S. federal income tax regulations, all or a portion of such taxable income and gains may not be considered qualifying income for purposes of the 90% Income Test.

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

If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, you will be taxed as though you received a distribution of some of our expenses.

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the tax year. If we do not qualify as a publicly offered regulated investment company for any tax year, a noncorporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For noncorporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered regulated investment company, including management fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, are not deductible for alternative minimum tax purposes and are subject to the overall limitation on itemized deductions imposed by the Code. Although we believe that we are currently considered a publicly offered regulated investment company, as defined in the Code, there can be no assurance, however, that we will be considered a publicly offered regulated investment company in the future.

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

None.

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

Currently, we are offering Class T shares at a public offering price of $11.55 per share. Any sales load will be deducted from the public offering price per share. The current maximum upfront sales load is 4.25% of the amount invested for Class T shares. To the extent that the net asset value per share increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deducting upfront selling commissions, that is below the net asset value per share. In the event of a material decline in the net asset value per share, which we consider to be a 2.5% decrease below the then-current net offering price, we will reduce the offering price in order to establish a new net offering price that is not more than 2.5% above the net asset value per share.

We have submitted to the SEC an application for an exemptive order to permit us to offer additional classes of common stock. In the event we obtain such relief, we intend to amend our registration statement to offer additional classes of our common stock, with each class having a different upfront sales load and fee and expense structure. There can be no assurance that we will receive an exemptive order from the SEC.

Set forth below is a chart describing the classes of our securities outstanding as of February 28, 2017:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column(3)
Common Stock	1,100,000,000	—	17,680,948
Class A	250,000,000	—	—
Class D	250,000,000	—	—
Class T	250,000,000	—	17,680,948
Class I	350,000,000	—	—

As of February 28, 2017, we had 3,888 record holders of our Class T common stock.

Share Repurchase Program

We intend to continue to conduct quarterly tender offers pursuant to our share repurchase program. The first such tender offer commenced in May 2016, and the repurchase occurred in connection with our July 6, 2016 weekly closing. Our board of directors will consider the following factors, among others, in making its determination regarding whether to cause us to offer to repurchase shares and under what terms:

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

We currently intend to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock we can repurchase with the proceeds we receive from the issuance of shares of common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, beginning with the calendar quarter ending March 31, 2017, we will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that we offer to repurchase may be less in light of the limitations noted above. In months in which we repurchase shares of common stock pursuant to our share repurchase program, we expect to conduct repurchases on the same date that we hold our first weekly closing in such month for the sale of shares of common stock in our continuous public offering. We intend to offer to repurchase such shares of common stock at the net offering price in effect on each date of repurchase. Our board of directors may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice.

Prior to January 25, 2017, if a stockholder tendered his or her shares for repurchase by us, such shares were subject to a contingent deferred sales charge of 3.90%. The contingent deferred sales charge was calculated based upon the lesser of the estimated value of Class T shares as of the date of repurchase and the public offering price at the time such shares were purchased. The contingent deferred sales charge was not payable with respect to shares issued under our distribution reinvestment plan. Beginning with the tender offer to be conducted in the calendar quarter ended March 31, 2017, shares will no longer be subject to a contingent deferred sales charge.

The following table provides information concerning our repurchases of shares of our Class T common stock pursuant to our share repurchase program during the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2016	9,217	$10.8558	9,217	(1)
November 1 to November 30, 2016	—	—	—	—
December 1 to December 31, 2016	—	—	—	—

Total	9,217	$10.8558	9,217	(1)

(1)	The maximum number of shares available for repurchase on October 1, 2016 was 135,547. A description of the maximum number of shares of common stock that may be purchased under our share repurchase program is included in the narrative preceding this table.

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

The following table reflects the cash distributions per share that we declared and paid on our common stock during the year ended December 31, 2016:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2016	$0.6401	$4,443

On November 7, 2016, our board of directors declared regular weekly cash distributions for January 2017 through March 2017 in the amount of $0.012808 per share, which were paid to stockholders of record through February 6, 2017. On February 7, 2017, our board of directors determined to increase the regular weekly cash distributions for stockholders of record as of February 7, 2017 through March 2017 in the amount of $0.015454 per share. On March 8, 2017, our board of directors declared regular weekly cash distributions for April 2017 through June 2017 in the amount of $0.015454 per share. These distributions have been or will be paid monthly to Class T stockholders of record as of weekly record dates previously determined by our board of directors.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Expense Reimbursement” for additional information regarding our distributions and our distribution reinvestment plan, including certain related tax considerations as well as a detailed discussion of the expense reimbursement agreement, including amounts reimbursed to us by FS Investments thereunder and the repayment of such amounts to FS Investments.

Item 6.	Selected Financial Data.

The following selected consolidated financial data for the period from January 6, 2016 (Commencement of Operations) through December 31, 2016 and the period from February 25, 2015 (Inception) to December 31, 2015 is derived from our consolidated financial statements which have been audited by RSM US LLP, our independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Period from January 6, 2016 (Commencement of Operations) through December 31, 2016(1)	Period from February 25, 2015 (Inception) through December 31, 2015(1)
Statements of operations data:
Investment income	$3,185	$—
Operating expenses
Operating expenses and excise taxes	5,616	—
Less: Expense reimbursement from sponsor	(666)	—

Net expenses	4,950	—

Net investment income (loss)	(1,765)	—
Total net realized and unrealized gain (loss) on investments and total return swap	9,882	—

Net increase (decrease) in net assets resulting from operations	$8,117	$—

Per share data:
Net investment income (loss)—basic and diluted(2)	$(0.26)	$—

Net increase (decrease) in net assets resulting from operations—basic and diluted(2)	$1.17	$—

Distributions declared(3)	$0.64	$—

Balance sheet data:
Total assets	$176,089	$200

Total net assets	$161,996	$200

Other data:
Total return(4)	13.20%	—
Total return (without assuming reinvestment of distributions)(5)	12.84%	—
Number of portfolio company investments at period end	18	—
Total portfolio investments for the period	159,803	—
Proceeds from sales and prepayments of investments	99,418	—

(1)	We formally commenced investment operations on January 6, 2016. Prior to such date, we had no operations except for matters relating to our organization.
(2)	The per share data was derived by using the weighted average shares outstanding during the applicable periods.
(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable periods.
(4)

The total return for the period from January 6, 2016 (Commencement of Operations) through December 31, 2016 was calculated based on the change in net asset value during the period, including the impact of distributions reinvested in accordance with our distribution reinvestment plan. The total return does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of our common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of our future total return, which may be greater or less than the return shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rates payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculation set forth above represents the total return on our investment portfolio during the period and does not represent an actual return to stockholders.
(5)	The total return (without assuming reinvestment of distributions) for the period from January 6, 2016 (Commencement of Operations) through December 31, 2016 was calculated by taking the net asset value per share as of the end of the period, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share at the beginning of the period. The total return (without assuming reinvestment of distributions) does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of our common shares. The total return (without assuming reinvestment of distributions) includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return (without assuming reinvestment of distributions) in the table should not be considered a representation of our future total return (without assuming reinvestment of distributions), which may be greater or less than the return shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rates payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculation set forth above represents the total return on our investment portfolio during the period and does not represent an actual return to stockholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

The information contained in this section should be read in conjunction with our consolidated financial statements and the related notes thereto appearing elsewhere in this annual report on Form 10-K.

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

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of FSIC IV Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FSIC IV Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify for and maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Act and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position; and

•	the tax status of the enterprises in which we may invest.

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

In addition, our relationship with GSO, one of the largest CLO managers in the world, allows us to opportunistically invest in CLOs. CLOs are a form of securitization where the cash flow from a pooled basket of syndicated loans is used to support distribution payments made to different tranches of securities. While collectively CLOs represent nearly fifty percent of the broadly syndicated loan universe, investing in individual CLO tranches requires a high degree of investor sophistication due to their structural complexity and the illiquid nature of their securities.

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

Revenues

The principal measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments, net realized gain or loss on total return swap, net unrealized appreciation or depreciation on investments and net unrealized appreciation or depreciation on total return swap.

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

FSIC IV Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSIC IV Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC IV Advisor assists us in calculating our net asset value for each share class, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

The amount of the reimbursement payable to FSIC IV Advisor is set at the lesser of (1) FSIC IV Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSIC IV Advisor allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of the administrative expenses among us and certain affiliates of FSIC IV Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors, among other things, compares the total amount paid to FSIC IV Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FSIC IV Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC IV Advisor.

We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	corporate and organization expenses relating to offerings of our common stock, subject to limitations included in the investment advisory and administrative services agreement;

•	the cost of calculating our net asset value for each share class, including the cost of any third-party pricing or valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	investment advisory fees;

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

During the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, we accrued $666 for expense reimbursements that FS Investments has agreed to pay. These reimbursements were funded, in part, through the offset of management fees payable by us to FSIC IV Advisor. During the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, we received $366 in cash reimbursements from FS Investments and offset $300 in management fees payable by us to FSIC IV Advisor under the investment advisory and administrative services agreement against reimbursements due from FS Investments. As of December 31, 2016, we did not have any reimbursements due from FS Investments.

As discussed above, under the expense reimbursement agreement, amounts reimbursed to us by FS Investments may become subject to repayment by us in the future. During the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, we did not accrue any expense recoupments payable to FS Investments.

The following table reflects the expense reimbursement payment due from FS Investments to us as of December 31, 2016 that may become subject to repayment by us to FS Investments:

For the Three Months Ended	Amount of Expense Reimbursement Payment	Annualized “Other Operating Expenses” Ratio as of the Date of Expense Reimbursement	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
March 31, 2016	$436	9.97%	6.00%	March 31, 2019
June 30, 2016	$230	2.85%	5.92%	June 30, 2019
September 30, 2016	—	N/A	N/A	N/A
December 31, 2016	—	N/A	N/A	N/A

(1)	The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular weekly cash distribution per share as of such date without compounding), divided by our public offering price per share as of such date.

FS Investments is controlled by our chairman, president and chief executive officer, Michael C. Forman, and FS Investments co-founder, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of our expenses in future quarters.

Portfolio Investment Activity for the Period from January 6, 2016 (Commencement of Operations) through December 31, 2016

During the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, we made investments in portfolio companies totaling $159,803. During the same period, we sold investments for proceeds of $95,579 and received principal repayments of $3,839. As of December 31, 2016, our investment portfolio, with a total fair value of $63,310 (65% in first lien senior secured loans, 9% in second lien senior secured loans, 3% in senior secured bonds, 22% in subordinated debt and 1% in equity and other investments), consisted of interests in 18 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $104.7 million. As of December 31, 2016, the debt investments in our portfolio were purchased at a weighted average price of 97.5% of par and our estimated gross portfolio yield (which represents the expected annualized yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 9.3% based upon the amortized cost of our investments. During the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, our total return was 13.20% and our total return without assuming reinvestment of distributions was 12.84%.

Based on our regular weekly cash distribution amount of $0.012808 per share as of December 31, 2016 and our public offering price of $11.20 per share as of such date, the annualized distribution rate to stockholders as of December 31, 2016 was 5.95%. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our public offering price per share as of December 31, 2016. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital.

Our estimated gross portfolio yield may be higher than a stockholder’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield, total return and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and, in the future, may be greater or less than the rates set forth above. See “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnotes 4 and 5 to the table included in “Item 6. Selected Financial Data” for information regarding the calculation of our total return.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the year ended December 31, 2016:

Net Investment Activity	For the Year Ended December 31, 2016
Purchases	$159,803
Sales and Redemptions	(99,418)

Net Portfolio Activity	$60,385

	For the Year Ended December 31, 2016
New Investment Activity by Asset Class	Purchases	Percentage
Senior Secured Loans—First Lien	$116,537	73%
Senior Secured Loans—Second Lien	16,470	10%
Senior Secured Bonds	2,000	1%
Subordinated Debt	24,104	15%
Equity/Other	692	1%

Total	$159,803	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2016:

	December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$40,917	$41,296	65%
Senior Secured Loans—Second Lien	5,423	5,843	9%
Senior Secured Bonds	2,000	2,045	3%
Subordinated Debt	12,761	13,502	22%
Equity/Other	651	624	1%

Total	$61,752	$63,310	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2016 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8 to our consolidated financial statements included herein. As of December 31, 2016, the investments underlying the TRS had a notional amount and market value of $110,444 and $112,411, respectively.

	December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$136,436	$138,354	79%
Senior Secured Loans—Second Lien	20,348	21,196	12%
Senior Secured Bonds	2,000	2,045	1%
Subordinated Debt	12,761	13,502	8%
Equity/Other	651	624	0%

Total	$172,196	$175,721	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2016:

December 31, 2016
Number of Portfolio Companies	18
% Variable Rate (based on fair value)	74.4%
% Fixed Rate (based on fair value)	24.6%
% of Non-Income Producing Equity/Other Investments (based on fair value)	0.9%
% Income Producing Equity/Other Investments (based on fair value)	0.1%
Average Annual EBITDA of Portfolio Companies	$104,710
Weighted Average Purchase Price of Debt Investments (as a % of par)	97.5%
% of Investments on Non-Accrual (based on fair value)	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.4%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three months and year ended December 31, 2016:

New Direct Originations	For the Three Months Ended December 31, 2016	For the Year Ended December 31, 2016
Total Commitments (including unfunded commitments)	$26,929	$35,030
Exited Investments (including partial paydowns)	(158)	(158)

Net Direct Originations	$26,771	$34,872

	For the Three Months Ended December 31, 2016		For the Year Ended December 31, 2016
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$24,686	92%	$31,124	89%
Senior Secured Loans—Second Lien	135	1%	1,246	3%
Senior Secured Bonds	2,000	7%	2,000	6%
Subordinated Debt	9	0%	9	0%
Equity/Other	99	0%	651	2%

Total	$26,929	100%	$35,030	100%

	For the Three Months Ended December 31, 2016	For the Year Ended December 31, 2016
Average New Direct Origination Commitment Amount	$3,847	$3,892
Weighted Average Maturity for New Direct Originations	9/1/23	5/20/23
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	8.7%	9.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	8.7%	9.2%

The following table presents certain selected information regarding our direct originations as of December 31, 2016:

Characteristics of All Direct Originations held in Portfolio	December 31, 2016
Number of Portfolio Companies	8
Average Annual EBITDA of Portfolio Companies	$44,040
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	4.4	x
% of Investments on Non-Accrual (based on fair value)	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	9.2%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2016:

	December 31, 2016
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio
Direct Originations	$28,329	45%
Opportunistic	15,187	24%
Broadly Syndicated/Other	19,794	31%

Total	$63,310	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2016:

	December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio
Automobiles & Components	$2,925	5%
Capital Goods	11,696	19%
Commercial & Professional Services	12,694	20%
Consumer Services	17,880	28%
Diversified Financials	1,988	3%
Energy	2,044	3%
Retailing	3,069	5%
Software & Services	11,014	17%

Total	$63,310	100%

As of December 31, 2016, we did not “control” and were not an “affiliated person” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned more than 25% of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which we may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2016, we had seven unfunded debt investments with aggregate unfunded commitments of $9,846. We maintain sufficient cash on hand and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding our unfunded debt investments, see our audited consolidated schedule of investments as of December 31, 2016.

Portfolio Asset Quality

In addition to various risk management and monitoring tools, FSIC IV Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FSIC IV Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.

2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.

3	Performing investment requiring closer monitoring.

4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.

5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2016:

December 31, 2016
Investment Rating	Fair Value	Percentage of Portfolio
1	$—	—
2	63,310	100%
3	—	—
4	—	—
5	—	—

Total	$63,310	100%

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

Results of Operation for the Period from January 6, 2016 (Commencement of Operations) through December 31, 2016

Revenues

We generated investment income of $3,185 for the period from January 6, 2016 (Commencement of Operations) through December 31, 2016 in the form of interest earned on senior secured loans (first and second lien), senior secured bonds and subordinated debt securities in our portfolio. Such revenues represent $3,015 of cash income earned as well as $170 in non-cash portions relating to accretion of discount and PIK interest. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, we generated $2,527 of interest income, which represented 79.3% of total investment income. The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our portfolio increases.

During the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, we generated $658 of fee income, which represented 20.7% of total investment income. Such fee income is transaction based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

Expenses

Our operating expenses were $5,576 for the period from January 6, 2016 (Commencement of Operations) through December 31, 2016. Our operating expenses for such period include base management fees attributed to FSIC IV Advisor of $1,704. Our operating expenses for such period also include administrative services expenses attributed to FSIC IV Advisor of $291.

FSIC IV Advisor is eligible to receive incentive fees based on our performance. During the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, we accrued a capital gains incentive fee of $1,302 based on the performance of our portfolio, of which $817 was based on unrealized gains and $485 was based on realized gains. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “— Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

For the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $41 and fees and expenses incurred with our stock transfer agent totaled $133. Fees for our board of directors for such period was $201.

Our other general and administrative expenses totaled $712 for the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, respectively, and consisted of the following:

Period from January 6, 2016 (Commencement of Operations) through December 31, 2016
Expenses associated with our independent audit and related fees	$214
Legal fees	99
Printing fees	249
Other	150

Total	$712

We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.

During the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, the ratio of our total operating expenses, together with excise taxes, to our average net assets was 7.74%. During such period, the ratio of our net expenses to our average net assets, which includes $666 of expense reimbursements from FS Investments, was 6.82%. During such period, the ratio of our total operating expenses, together with excise taxes, to average net assets included $1,302 related to accruals for our capital gains incentive fees, $875 related to offering costs and $40 for excise taxes. Without such expenses, the ratio of our total operating expenses, together with excise taxes, to average net assets for such period would have been 4.69%. Incentive fees and offering costs, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance, among other factors.

Expense Reimbursement

During the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, we accrued $666 for expense reimbursements that FS Investments has agreed to pay. These reimbursements were funded, in part, through the offset of management fees payable by us to FSIC IV Advisor. Under the expense reimbursement agreement, amounts reimbursed to us by FS Investments may become subject to repayment by us in the future. During the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, we received $366 in cash reimbursements from FS Investments and offset $300 in management fees payable by us to FSIC IV Advisor under the investment advisory and administrative services agreement against reimbursements due from FS Investments. As of December 31, 2016, we did not have any reimbursements due from FS Investments. During the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, we did not accrue any expense recoupments payable to FS Investments. See “—Overview—Expense Reimbursement” for a discussion of the expense reimbursement agreement.

Net Investment Income (Loss)

Our net investment income (loss) totaled $(1,765) ($(0.26) per share) for the period from January 6, 2016 (Commencement of Operations) through December 31, 2016.

Net Realized Gains or Losses

We sold investments and received principal repayments of $95,579 and $3,839, respectively, during the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, from which we realized a net gain of $1,111. During such period, we earned $4,791 from periodic net settlement payments on our TRS, which are reflected as realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap

For the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $1,558. The net change in unrealized appreciation (depreciation) on our TRS was $2,422 for such period.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, the net increase (decrease) in net assets resulting from operations was $8,117 ($1.17 per share).

Financial Condition, Liquidity and Capital Resources

Overview

As of December 31, 2016, we had $47,008 in cash, which we held in a custodial account, and $46,000 in cash held as collateral by Citibank under the terms of the TRS. As of December 31, 2016, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of December 31, 2016, we had seven unfunded debt investments with aggregate unfunded commitments of $9,846. We maintain sufficient cash on hand and liquid securities to fund such unfunded commitments should the need arise.

We currently generate cash primarily from the net proceeds of our continuous public offering of shares of our Class T common stock and the issuance of shares under our distribution reinvestment plan, and from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of FSIC IV Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “—Financing Arrangement.”

Prior to investing in securities of portfolio companies, we invest the cash received from the net proceeds from our continuous public offering, from the issuance of shares of common stock under our distribution reinvestment plan, from fees, interest earned from our investments and principal repayments and proceeds from sales of our investments, primarily in cash, cash equivalents, including money market funds, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our intention to be taxed as a RIC.

Continuous Public Offering and Distribution Reinvestment Plan

We are engaged in a continuous public offering of our common stock. We accept subscriptions on a continuous basis and issue shares at weekly closings at prices that, after deducting any selling commissions and dealer manager fees, must be above our net asset value per share.

During the year ended December 31, 2016, we issued 14,782,409 shares of Class T common stock for gross proceeds of $161,610 at an average price per share of $10.93. The gross proceeds received during the year ended December 31, 2016 include reinvested stockholder distributions of $2,697 for which we issued 249,435 shares of Class T common stock. The upfront selling commissions related to the sale of our Class T common stock were $3,275 for the year ended December 31, 2016.

Since commencing our continuous public offering and through February 28, 2017, we have issued 17,705,684 shares of Class T common stock for gross proceeds of $194,617, including Class T common stock issued under our distribution reinvestment plan and $8,788 in gross proceeds raised from the principal of FSIC IV Advisor, certain members of our board of directors and other individuals and entities affiliated with FSIC IV Advisor and GDFM. As of February 28, 2017, we had raised total gross proceeds of $194,817, including $200 of seed capital contributed by the principal of FSIC IV Advisor in February 2015.

We have submitted to the SEC an application for an exemptive order to permit us to offer additional classes of common stock. In the event we obtain such relief, we intend to amend our registration statement to offer additional classes of our common stock, with each class having a different upfront sales load and fee and expense structure. There can be no assurance that we will receive an exemptive order from the SEC.

Share Repurchase Program

To provide our stockholders with limited liquidity, we intend to continue to conduct quarterly tender offers pursuant to our share repurchase program. The first such tender offer commenced in May 2016, and the repurchase occurred in connection with our July 6, 2016 weekly closing.

The following table provides information concerning our repurchases of shares of our common stock pursuant to our share repurchase program during the year ended December 31, 2016:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2016
June 30, 2016	July 6, 2016	10,521	100%	0.15%	$10.7091	$113
September 30, 2016	October 5, 2016	9,217	100%	0.09%	$10.8558	$100

On January 4, 2017, we repurchased 24,998 shares of common stock (representing 100% of the shares of common stock tendered for repurchase and 0.17% of the shares outstanding as of such date) at $10.9536 per share for aggregate consideration totaling $274. For details regarding our share repurchase program, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program.”

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

The following table presents summary information with respect to our outstanding financing arrangement as of December 31, 2016:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap(1)	Total Return Swap	L+1.60%	$110,444	$14,556	N/A	(2)

(1)	On January 30, 2017, Cheltenham Funding entered into an amendment to the TRS, effective January 19, 2017, to increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS from $125,000 to $175,000.
(1)	The TRS may be terminated by Cheltenham Funding at any time, subject to payment of an early termination fee if prior to July 19, 2017, or by Citibank on or after July 19, 2017, in each case, in whole or in part, upon prior written notice to the other party.

For additional information regarding our financing arrangement, see Note 8 to our consolidated financial statements contained in this annual report on Form 10-K.

RIC Status and Distributions

We intend to elect, and to qualify annually, to be subject to tax as a RIC under Subchapter M of the Code. In order to qualify for and maintain RIC tax treatment, we must, among other things, make distributions of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of a tax year or the due date of the tax return for such tax year, including extensions, distributions paid up to twelve months after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC tax status each tax year. We are also subject to a 4% nondeductible federal excise taxes on certain undistributed income unless we make distributions in a timely manner to our stockholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of our common stock. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC IV Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. If FS Investments had not reimbursed certain of our expenses, 15% of the aggregate amount of distributions paid during the year ended December 31, 2016 would have been funded from offering proceeds or borrowings.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who elect to receive their cash distributions in the form of shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we declared and paid on our common stock during the year ended December 31, 2016:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2016	$0.6401	$4,443

On November 7, 2016, our board of directors declared regular weekly cash distributions for January 2017 through March 2017 in the amount of $0.012808 per share, which were paid to stockholders of record through February 6, 2017. On February 7, 2017, our board of directors determined to increase the regular weekly cash distributions for stockholders of record as of February 7, 2017 through March 2017 in the amount of $0.015454 per share. On March 8, 2017, our board of directors declared regular weekly cash distributions for April 2017 through June 2017 in the amount of $0.015454 per share. These distributions have been or will be paid monthly to Class T stockholders of record as of weekly record dates previously determined by our board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the year ended December 31, 2016:

	Year Ended December 31, 2016
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	2,673	60%
Short-term capital gains proceeds from the sale of assets	1,104	25%
Long-term capital gains proceeds from the sale of assets	—	—
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Expense reimbursement from sponsor	666	15%

Total	$4,443	100%

(1)	During the year ended December 31, 2016, 94.6% of our gross investment income was attributable to cash income earned, 4.5% was attributable to non-cash accretion of discount and 0.9% was attributed to PIK interest.

Our net investment income on a tax basis for the year ended December 31, 2016 was $3,339. As of December 31, 2016, we had $2,032 of accumulated undistributed net realized gains on a tax basis.

See Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income and the components of accumulated earnings on a tax basis for the year ended December 31, 2016.

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

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

•

our valuation committee reviews the preliminary valuations and FSIC IV Advisor’s management team, together with our independent third-party valuation services, if applicable, supplement the preliminary valuations to reflect any comments provided by the valuation committee;

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

Our equity interests in portfolio companies for which there is no liquid public market are valued at fair value. Our board of directors, in its determination of fair value, may consider various factors, such as multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

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

Our investments as of December 31, 2016 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Nine senior secured loan investments, one senior secured bond investment and one subordinated debt investment, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investment. All of our equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two senior secured loan investments, which were newly issued and purchased near December 31, 2016, were valued at cost as our board of directors determined that the cost of such investments was the best indication of its fair value. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

We value the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to us for review and testing. Our valuation committee and board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis. To the extent our valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for additional information on the TRS.

We periodically benchmark the bid and ask prices we receive from the third-party pricing services and/or dealers, as applicable, against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and the experience of our management in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where our board of directors otherwise determines that the use of such other methods is appropriate. We periodically benchmark the valuations provided by the independent valuation firms against the actual prices at which we purchase and sell our investments. The valuation committee of the board of directors and the board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation process.

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

Based on an interpretation of the applicable language in the Advisers Act by the staff of the Division of Investment Management of the SEC, we “look through” our TRS (which is described more fully in Note 8 to our consolidated financial statements contained in this annual report on Form 10-K) in calculating the capital gains incentive fee. Under this “look through” methodology, the portion of the net settlement payments received by us pursuant to the TRS which would have represented net investment income to us had we held the loans underlying the TRS directly is treated as net investment income subject to the subordinated incentive fee on income payable to FSIC IV Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans underlying the TRS further reduces the capital gains incentive fee payable to FSIC IV Advisor with respect to realized gains. See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of the TRS.

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

Organization Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to our organization. These costs are expensed as incurred as we raise proceeds in our continuous public offering. During the year ended December 31, 2016, we expensed $317 of organization costs as we raised proceeds in our continuous public offering, which commenced on January 6, 2016. During the period from February 25, 2015 (Inception) to December 31, 2015, we incurred organization costs of $317 which were paid on our behalf by FS Investments. See also “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager.”

Offering Costs

Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to our continuous public offering of shares of our common stock, including the preparation of our registration statement on Form N-2 and salaries and direct expenses of FSIC IV Advisor’s personnel, employees of its affiliates and others while engaged in such activities. We will defer and amortize such costs as an expense over twelve months as we raise proceeds in our continuous public offering. During the year ended December 31, 2016, we expensed $875 of offering costs as we raised proceeds in our continuous public offering, which commenced on January 6, 2016. During the year ended December 31, 2016 and the period from February 25, 2015 (Inception) to December 31, 2015, we incurred offering costs of $3,151 and $3,403, respectively, which were paid on our behalf by FS Investments. See also “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager.”

Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC IV Advisor became entitled to receive up to 0.75% of gross proceeds raised in our continuous public offering until all organization and offering costs funded by FSIC IV Advisor and its affiliates (including FS Investments) have been recovered.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statement of operations. During the period from January 6, 2016 (Commencement of Operations) through December 31, 2016 and the period from February 25, 2015 (Inception) to December 31, 2015, we did not incur any interest or penalties.

Distributions

Distributions to our stockholders are recorded as of the record date. Subject to applicable legal restrictions and our board of directors’ discretion, we currently declare regular cash distributions on a weekly basis and pay such distributions on a monthly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

Contractual Obligations

We have entered into an agreement with FSIC IV Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FSIC IV Advisor and, to the extent it provides such services, GDFM are reimbursed for administrative expenses and/or organization and offering costs incurred on our behalf; as applicable. See “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager” for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the year ended December 31, 2016.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

None.

Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

Pursuant to the investment advisory and administrative services agreement, FSIC IV Advisor is entitled to receive an annual base management fee of 2.0% of the average weekly value of our gross assets and an incentive fee based on our performance. We commenced accruing fees under the investment advisory and administrative services agreement on January 6, 2016, upon commencement of our investment operations. Effective February 1, 2017, FSIC IV Advisor agreed to permanently waive a portion of its base management fee to which it is entitled under the investment advisory and administrative services agreement, so that the fee received equals 1.75% of the average weekly value of our gross assets. We also reimburse FSIC IV Advisor and GDFM for expenses necessary to perform services related to our administration and operations, including FSIC IV Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FSIC IV Advisor. Pursuant to the investment advisory and administrative services agreement, we also reimburse FSIC IV Advisor and its affiliates for expenses necessary to perform services related to our organization and continuous public offering.

Pursuant to the investment sub-advisory agreement, GDFM will receive 50% of all management and incentive fees payable to FSIC IV Advisor under the investment advisory and administrative services agreement with respect to each year.

FS Investments has funded certain of our organization and offering costs in the amounts of $3,151 and $3,720, respectively, for the period from January 6, 2016 (Commencement of Operations) through December 31, 2016 and the period from February 25, 2015 (Inception) to December 31, 2015. These costs include legal, accounting, marketing and printing expenses associated with our organization and offering activities, including costs related to preparation of our registration statement and prospectus, and salaries and other direct expenses of FSIC IV Advisor’s personnel, employees of its affiliates and others while engaged in such activities on our behalf. Under the investment advisory and administrative services agreement, there was no liability on our part for the organization or offering costs funded by FSIC IV Advisor or its affiliates (including FS Investments) until we satisfied the minimum offering requirement. On January 6, 2016, the investment advisory and administrative services agreement became effective upon satisfaction of the minimum offering requirement, and FSIC IV Advisor became entitled to receive up to 0.75% of the gross proceeds raised in our continuous public offering until all organization or offering costs incurred have been recovered. Since commencing our continuous public offering and through December 31, 2016, we have paid total reimbursements of $1,192 to FSIC IV Advisor and its affiliates for organization and offering costs funded by them.

The dealer manager for our continuous public offering is FS Investment Solutions, which is one of our affiliates. Under the dealer manager agreement, FS Investment Solutions is entitled to receive upfront selling commissions and dealer manager fees in connection with the sale of shares of our common stock in our continuous public offering, all or a portion of which may be reallowed to selected broker-dealers and financial representatives. For the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, FS Investment Solutions did not earn any fees under this arrangement.

The following table describes the fees and expenses we accrued under the investment advisory and administrative services agreement and our share repurchase program during the year ended December 31, 2016:

Related Party	Source	Description	Year Ended December 31, 2016
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$1,704
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$1,302
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$291
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$875
FS Investment Solutions	Share Repurchase Program	Contingent Deferred Sales Charge(5)	$8

(1)	During the year ended December 31, 2016, $300 in base management fees were applied to offset the liability of FS Investments under the expense reimbursement agreement (see “—Overview—Expense Reimbursement”) and $588 in net base management fees were paid to FSIC IV Advisor. As of December 31, 2016, $816 in base management fees were payable to FSIC IV Advisor.
(2)	During the year ended December 31, 2016, we accrued capital gains incentive fees of $1,302 based on the performance of our portfolio, of which $817 was based on unrealized gains and $485 was based on realized gains. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. We did not pay any capital gains incentive fees to FSIC IV Advisor during the year ended December 31, 2016. See “—Critical Accounting Policies—Capital Gains Incentive Fees” for a discussion of the methodology employed by us in calculating the capital gains incentive fees.
(3)	During the year ended December 31, 2016, $236 of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC IV Advisor and the remainder related to other reimbursable expenses. We paid $111 in administrative services expenses to FSIC IV Advisor during the year ended December 31, 2016.

(4)	During the year ended December 31, 2016, we expensed offering costs of $875, which related to reimbursements to FSIC IV Advisor for offering costs incurred on our behalf, including marketing expenses, salaries and other direct expenses of FSIC IV Advisor’s personnel and employees of its affiliates while engaged in registering and marketing our shares of common stock.
(5)	Represents the total amount of the contingent deferred sales charge paid to FS Investment Solutions by stockholders who tendered shares pursuant to our share repurchase program.

See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our related party transactions and relationships, including a description of the fees and amounts due to FSIC IV Advisor, capital contributions by FSIC IV Advisor and GDFM, potential conflicts of interest, our exemptive relief order, our expense reimbursement arrangement with FS Investments and FS Benefit Trust’s purchases of our shares of Class T common stock.

Recent Developments

During the period from January 1, 2017 to February 28, 2017, we issued 2,923,275 shares of Class T common stock for gross proceeds of $33,007 at an average price per share of $11.29.

Extension of the Offering of Class T Common Stock

We previously disclosed that we would close our continuous public offering if we did not receive a satisfactory exemptive order from the SEC permitting us to offer additional classes of common stock by January 6, 2017, or the trigger date. We determined to amend our registration statement in order to continue our continuous public offering, In the event such relief is granted in the future, we intend to amend our registration statement to offer additional classes of common stock.

Compensation of the Dealer Manager and Selected Broker-Dealers

In connection with the continuation of our continuous public offering, effective as of January 25, 2017, we have made certain changes to the compensation of the dealer manager for our continuous public offering and selected broker-dealers, as disclosed in the section of our prospectus, dated January 25, 2017, entitled “Plan of Distribution.”

Except as otherwise described in our prospectus, the dealer manager will receive upfront selling commissions of up to 3.00% and dealer manager fees of up to 1.25% of the gross proceeds received on shares of Class T common stock sold in our continuous public offering. We expect that all of the upfront selling commissions and all or a portion of the dealer manager fees will be reallowed to selected broker-dealers and financial representatives. For shares of Class T common stock sold in our continuous public offering after January 25, 2017, we expect that selected broker-dealers and financial representatives will receive, through the reallowance of upfront selling commissions, dealer manager fees and distribution fees, as described below, up to approximately 7.25% of the gross proceeds received on such shares, as compared to 8.95% prior to January 25, 2017.

Our shares of Class T common stock are subject to an annual distribution fee of 1.00% of the estimated value of such shares, as determined in accordance with applicable rules of FINRA. Distribution fees will be paid pursuant to a distribution plan adopted by us. Except for shares of Class T common stock purchased through investment advisors whose contracts for investment advisory and related services include a fixed, “wrap” fee or other asset-based fee arrangement, all of the distribution fee is expected to be reallowed to selected broker-dealers and financial representatives. The distribution fee will compensate our affiliated dealer manager and its affiliates, selected broker-dealers and financial representatives for services rendered and expenses incurred in connection with the ongoing marketing, sale and distribution of our shares.

We will stop paying the distribution fee with respect to any outstanding shares of Class T stock when the total underwriting compensation from the upfront selling commissions, dealer manager fees and distribution fee attributable to such share equals 7.25% of gross offering proceeds. This amount is referred to as the sales charge cap. The sales charge cap applicable to certain shares, including shares sold prior to January 25, 2017, will be reduced by the amount of any upfront sales load that is waived for such shares or to otherwise account for any lower upfront sales load paid by an investor with respect to such shares.

Provided we offer a No-Load Share Class in the future, upon a share of Class T stock reaching the applicable sales charge cap, such share will be converted into a share of such No-Load Share Class and will no longer be subject to an ongoing distribution fee. If we do not receive a satisfactory exemptive order to offer additional share classes and therefore does not offer a No-Load Share Class, the distribution fee for all shares of Class T common stock will terminate upon the earliest of (i) any share of Class T common stock purchased after January 25, 2017 reaching the applicable sales charge cap, (ii) our dealer manager advising us that the aggregate underwriting compensation payable from all sources (determined in accordance with applicable FINRA rules) would be in excess of 10% of the gross proceeds of our continuous public offering and (iii) a liquidity event.

Waiver of Base Management Fee

Effective February 1, 2017, FSIC IV Advisor agreed to permanently waive a portion of its base management fee to which it is entitled under the investment advisory and administrative services agreement, so that the fee received equals 1.75% of the average weekly value of our gross assets.

Removal of Contingent Deferred Sales Charge

Beginning with the quarterly tender offer to be conducted in the calendar quarter ended March 31, 2017, Class T shares tendered pursuant to our share repurchase program will no longer be subject to a contingent deferred sales charge.

BNP Facility

On February 10, 2017, Broomall Funding LLC, or Broomall Funding, our wholly-owned subsidiary, entered into a committed facility arrangement, or the BNP facility, with BNP Paribas Prime Brokerage International, Ltd., or BNPP, pursuant to which Broomall Funding may borrow, from time to time, up to $50,000 from BNPP. The BNP facility was effected through a committed facility agreement by and between Broomall Funding and BNPP, or the committed facility agreement, a U.S. PB Agreement by and between Broomall Funding and BNPP, on behalf of itself and as agent for BNP Paribas and BNP Paribas Prime Brokerage, Inc., or collectively, the BNPP Entities and a special custody and pledge agreement by and among Broomall Funding, BNPP and State Street, as custodian, each dated and effective as of March 1, 2017, or collectively, the BNP financing agreements.

We may contribute securities to Broomall Funding from time to time, subject to certain restrictions set forth in the BNP financing agreements, and will retain a residual interest in any securities contributed through its ownership of Broomall Funding or will receive fair market value for any securities sold to Broomall Funding. Broomall Funding may purchase additional securities from various sources. Broomall Funding has appointed us to manage its portfolio of securities pursuant to the terms of an investment management agreement. Broomall Funding’s obligations to BNPP under the BNP facility are secured by a first priority security interest in substantially all of the assets of Broomall Funding, including its portfolio of securities. Such pledged portfolio of securities will be held in a segregated custody account with State Street. The value of securities required to be pledged by Broomall Funding is determined in accordance with the margin requirements described in the BNP financing agreements. The obligations of Broomall Funding under the BNP facility are non-recourse to us.

Borrowings under the BNP facility accrue interest at a rate equal to three-month LIBOR plus 1.25% per annum. Interest is payable monthly in arrears. Broomall Funding will be required to pay a non-usage fee to the extent the aggregate principal amount available under the BNP facility has not been utilized. Broomall Funding may terminate the committed facility agreement upon 270 days’ notice. Absent a default or facility termination event or the ratings decline described in the following sentence, BNPP is required to provide Broomall Funding with 270 days’ notice prior to terminating or materially amending the committed facility agreement. BNPP has a cancellation right if BNP Paribas’ long-term credit rating declines three or more notches below its highest rating by any of Standard & Poor’s Financial Services LLC, Moody’s Investors Service, Inc. or Fitch Ratings, Inc., during the period commencing on the closing date of the committed facility agreement and ending on the date of such long-term credit rating decline. Upon any such termination, BNPP shall pay Broomall Funding a fee equal to 0.50% of the maximum amount of financing available on the termination date. Broomall Funding will pay an arrangement fee and incur certain other customary costs and expenses in connection with obtaining the BNP facility.

In connection with the BNP facility, Broomall Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The BNP financing agreements contain the following customary events of default and termination events, among others: (a) the occurrence of a default or similar condition under certain third-party contracts of us and Broomall Funding; (b) any change in BNPP’s interpretation of applicable law that, in the reasonable opinion of counsel to BNPP, has the effect of impeding or prohibiting the BNP facility; (c) certain events of insolvency or bankruptcy of us or Broomall Funding; (d) specified material reductions in our or Broomall Funding’s net asset value; (e) any change in our fundamental or material investment policies; and (f) the termination of the investment advisory and administrative services agreement between us and FSIC IV Advisor or if FSIC IV Advisor otherwise ceases to act as investment adviser to us and is not immediately replaced by an affiliate or other investment adviser acceptable to BNPP.

Under the terms of the BNP financing agreements, BNPP has the ability to borrow a portion of the pledged collateral, or collectively, the rehypothecated securities, subject to certain limits. Broomall Funding receives a fee from BNPP in connection with any rehypothecated securities. Broomall Funding may designate any security within the pledged collateral as ineligible to be a rehypothecated security, provided there are eligible securities within the segregated custody account in an amount at least equal to the outstanding borrowings owed by Broomall Funding to BNPP. Broomall Funding may recall any rehypothecated security at any time and BNPP must return such security or equivalent security within a commercially reasonable period. In the event BNPP does not return the security, Broomall Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such rehypothecated securities against any outstanding borrowings owed to BNPP under the BNP financing agreements. Rehypothecated securities are marked-to-market daily and if the value of all rehypothecated securities exceeds 100% of the outstanding borrowings owed by Broomall Funding under the BNP financing agreements, BNPP may either reduce the amount of rehypothecated securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Broomall Funding will continue to receive interest and the scheduled repayment of principal balances on rehypothecated securities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of December 31, 2016, 74.4% of our portfolio investments (based on fair value) paid variable interest rates, 24.6% paid fixed interest rates, 0.9% consisted of non-income producing equity/other investments and the remainder (0.1%) consisted of an income producing equity/other investment. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC IV Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the TRS between Cheltenham Funding and Citibank, Cheltenham Funding pays fees to Citibank at a floating rate equal to one-month LIBOR plus 1.60% or 1.50% per annum, as applicable, on the utilized notional amount of the loans subject to the TRS in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional amount of $175,000 ($125,000 as of December 31, 2016).

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangement in effect as of December 31, 2016:

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Percentage Change in Interest Income
Down 100 basis points	$1,102	10.1%
No change	—	—
Up 100 basis points	495	4.5%
Up 300 basis points	1,540	14.1%
Up 500 basis points	2,585	23.7%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Cheltenham Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.60% or 1.50% per annum, as applicable, on the utilized notional amount of the loans subject to the TRS. As of December 31, 2016, all of the loans underlying the TRS (based on fair value) paid variable interest rates.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the year ended December 31, 2016, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2016, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2016 has been audited by our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation IV

Philadelphia, Pennsylvania

We have audited FS Investment Corporation IV’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. FS Investment Corporation IV’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, FS Investment Corporation IV maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FS Investment Company IV as of December 31, 2016 and 2015, including the consolidated schedule of investments as of December 31, 2016, and the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2016 and our report dated March 10, 2017 expressed an unqualified opinion.

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 10, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation IV

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of FS Investment Corporation IV (the “Company”), as of December 31, 2016 and 2015, including the consolidated schedule of investments as of December 31, 2016, and the related consolidated statement of operations, changes in net assets and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2016 by correspondence with the custodians and brokers or by other appropriate auditing procedures where replies from brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FS Investment Corporation IV as of December 31, 2016 and 2015 the results of their operations and their cash flows for the year ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FS Investment Corporation IV’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 10, 2017 expressed an unqualified opinion on the effectiveness of FS Investment Corporation IV’s internal control over financial reporting.

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 10, 2017

FS Investment Corporation IV

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Investments, at fair value (amortized cost—$61,752 and $0, respectively)	$63,310	$—
Cash	47,008	200
Due from counterparty	46,000	—
Receivable for investments sold and repaid	15,677	—
Interest receivable	659	—
Receivable due on total return swap(1)	977	—
Unrealized appreciation on total return swap(1)	2,422	—
Other assets	36

Total assets	$176,089	$200

Liabilities
Payable for investments purchased	$11,148	$—
Stockholder distributions payable	105	—
Management fees payable	816	—
Accrued capital gains incentive fees(2)	1,302	—
Administrative services expense payable	180	—
Directors’ fees payable	88	—
Other accrued expenses and liabilities	454	—

Total liabilities	14,093	—

Commitments and contingencies ($6,345 and $3,720, respectively)(3)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.001 par value, 250,000,000 shares authorized, 14,782,671 and 20,000 shares issued and outstanding, respectively	15	—
Class I common stock, $0.001 par value, 350,000,000 shares authorized, none issued and outstanding	—	—
Capital in excess of par value	157,392	200
Accumulated undistributed net realized gains on investments and total return swap(4)	2,032	—
Accumulated distributions in excess of net investment income(4)	(1,423)	—
Net unrealized appreciation (depreciation) on investments and total return swap	3,980	—

Total stockholders’ equity	161,996	200

Total liabilities and stockholders’ equity	$176,089	$200

Net asset value per share of common stock at year end	$10.96	$10.00

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.
(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)	See Note 9 for a discussion of the Company’s commitments and contingencies.
(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to consolidated financial statements.

FS Investment Corporation IV

Consolidated Statement of Operations

(in thousands, except share and per share amounts)

Year Ended December 31, 2016
Investment income
Interest income	$2,527
Fee income	658

Total investment income	3,185

Operating expenses
Management fees	1,704
Capital gains incentive fees(1)	1,302
Administrative services expenses	291
Stock transfer agent fees	133
Accounting and administrative fees	41
Organization costs	317
Offering costs	875
Directors’ fees	201
Other general and administrative expenses	712

Total operating expenses	5,576
Less: Expense reimbursement from sponsor(2)	(666)

Net expenses	4,910

Net investment income (loss) before taxes	(1,725)
Excise taxes	40

Net investment income (loss)	(1,765)

Realized and unrealized gain/loss
Net realized gain (loss) on investments	1,111
Net realized gain (loss) on total return swap(3)	4,791
Net change in unrealized appreciation (depreciation) on investments	1,558
Net change in unrealized appreciation (depreciation) on total return swap(3)	2,422

Total net realized and unrealized gain (loss)	9,882

Net increase (decrease) in net assets resulting from operations	$8,117

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$1.19

Weighted average shares outstanding	6,820,502

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(2)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates.
(3)	See Note 8 for a discussion of the Company’s total return swap agreement.

See notes to consolidated financial statements.

FS Investment Corporation IV

Consolidated Statement of Changes in Net Assets

(in thousands)

Year Ended December 31, 2016
Operations
Net investment income (loss)	$(1,765)
Net realized gain (loss) on investments and total return swap(1)	5,902
Net change in unrealized appreciation (depreciation) on investments	1,558
Net change in unrealized appreciation (depreciation) on total return swap(1)	2,422

Net increase (decrease) in net assets resulting from operations	8,117

Stockholder distributions(2)
Distributions from net investment income	(3,339)
Distributions from net realized gain on investments	(1,104)

Net decrease in net assets resulting from stockholder distributions	(4,443)

Capital share transactions(3)
Issuance of common stock	155,638
Reinvestment of stockholder distributions	2,697
Repurchases of common stock	(213)

Net increase in net assets resulting from capital share transactions	158,122

Total increase (decrease) in net assets	161,796
Net assets at beginning of year	200

Net assets at end of year	$161,996

Accumulated distributions in excess of net investment income(3)	$(1,423)

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.
(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.
(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to consolidated financial statements.

FS Investment Corporation IV

Consolidated Statement of Cash Flows

(in thousands)

Year Ended December 31, 2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$8,117
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(159,803)
Paid-in-kind interest	(28)
Proceeds from sales and repayments of investments	99,418
Net realized (gain) loss on investments	(1,111)
Net change in unrealized (appreciation) depreciation on investments	(1,558)
Net change in unrealized (appreciation) depreciation on total return swap(1)	(2,422)
Accretion of discount	(228)
(Increase) decrease in due from counterparty	(46,000)
(Increase) decrease in receivable for investments sold and repaid	(15,677)
(Increase) decrease in interest receivable	(659)
(Increase) decrease in receivable due on total return swap(1)	(977)
(Increase) decrease in other assets	(36)
Increase (decrease) in payable for investments purchased	11,148
Increase (decrease) in management fees payable	816
Increase (decrease) in accrued capital gains incentive fees	1,302
Increase (decrease) in administrative services expense payable	180
Increase (decrease) in directors’ fees payable	88
Increase (decrease) in other accrued expenses and liabilities	454

Net cash provided by (used in) operating activities	(106,976)

Cash flows from financing activities
Issuance of common stock	155,638
Reinvestment of stockholder distributions	2,697
Repurchases of common stock	(213)
Stockholder distributions	(4,338)

Net cash provided by financing activities	153,784

Total increase (decrease) in cash	46,808
Cash at beginning of year	200

Cash at end of year	$47,008

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

See notes to consolidated financial statements.

FS Investment Corporation IV

Consolidated Schedule of Investments

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes		Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—25.5%
AG Group Merger Sub, Inc.			Commercial & Professional Services	L+750	1.0%	12/29/23	$6,250	$6,250	$6,250
AG Group Merger Sub, Inc.	(g	)	Commercial & Professional Services	L+750	1.0%	12/29/23	2,750	2,750	2,750
All Systems Holding LLC			Commercial & Professional Services	L+770	1.0%	10/31/23	3,000	3,000	3,025
AqGen Ascensus, Inc.			Diversified Financials	L+450	1.0%	12/5/22	1,986	1,963	1,988
ASG Technologies Group, Inc.			Software & Services	L+786, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	3,111	3,043	3,158
Corner Investment PropCo, LLC			Consumer Services	L+975	1.3%	11/2/19	4,792	4,760	4,840
CSafe Acquisition Co., Inc.			Capital Goods	L+725		11/1/21	35	35	35
CSafe Acquisition Co., Inc.	(g	)	Capital Goods	L+725		11/1/21	226	226	226
CSafe Acquisition Co., Inc.			Capital Goods	L+725		10/31/23	2,000	2,000	2,000
CSafe Acquisition Co., Inc.	(g	)	Capital Goods	L+725		10/31/23	1,217	1,217	1,217
Empire Today, LLC			Retailing	L+800	1.0%	11/17/22	3,000	3,000	3,027
JSS Holdings, Inc.			Capital Goods	L+650	1.0%	8/31/21	3,516	3,403	3,498
North Haven Cadence Buyer, Inc.	(g	)	Consumer Services	L+500	1.0%	9/2/21	188	188	188
North Haven Cadence Buyer, Inc.			Consumer Services	L+813	1.0%	9/2/22	5,354	5,354	5,354
North Haven Cadence Buyer, Inc.	(g	)	Consumer Services	L+750	1.0%	9/2/22	896	896	896
Propulsion Acquisition, LLC			Commercial & Professional Services	L+600	1.0%	7/13/21	3,439	3,343	3,371
Safariland, LLC			Capital Goods	L+769	1.0%	11/18/23	4,766	4,766	4,754
Safariland, LLC	(g	)	Capital Goods	L+725	1.0%	11/18/23	1,285	1,285	1,282
Strike, LLC	(g	)	Energy	L+800	1.0%	5/30/19	3,333	3,284	3,283

Total Senior Secured Loans—First Lien								50,763	51,142
Unfunded Loan Commitments								(9,846)	(9,846)

Net Senior Secured Loans—First Lien								40,917	41,296

Senior Secured Loans—Second Lien—3.6%
ASG Technologies Group, Inc.			Software & Services	L+1100, 0.0% PIK (6.0% Max PIK)	1.0%	6/27/22	1,246	917	1,209
BBB Industries US Holdings, Inc.			Automobiles & Components	L+875	1.0%	11/3/22	3,000	2,828	2,925
LBM Borrower, LLC			Capital Goods	L+925	1.0%	8/20/23	1,427	1,369	1,395
Peak 10, Inc.			Software & Services	L+725	1.0%	6/17/22	333	309	314

Total Senior Secured Loans—Second Lien								5,423	5,843

See notes to consolidated financial statements.

FS Investment Corporation IV

Consolidated Schedule of Investments (Continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes		Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bond—1.3%
Velvet Energy Ltd.	(e	)	Energy	9.0%		10/5/23	$2,000	$2,000	$2,045

Total Senior Secured Bond								2,000	2,045

Subordinated Debt—8.3%
BMC Software Finance, Inc.			Software & Services	7.3%		6/1/18	6,000	5,913	6,026
CEC Entertainment, Inc.			Consumer Services	8.0%		2/15/22	7,297	6,839	7,467
S1 Blocker Buyer Inc.			Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	9	9	9

Total Subordinated Debt								12,761	13,502

Equity/Other—0.4%							Number of Shares	Cost	Fair Value(d)
ASG Technologies Group, Inc., Warrants, 6/27/2022	(f	)	Software & Services				12,081	344	307
CSF Group Holdings, Inc., Common Equity	(f	)	Capital Goods				17,400	17	17
H.I.G. Empire Holdco, Inc., Common Equity	(f	)	Retailing				14	42	42
North Haven Cadence Buyer, Inc., Common Equity	(f	)	Consumer Services				208,333	208	219
S1 Blocker Buyer Inc., Common Equity			Commercial & Professional Services				4	40	39

Total Equity/Other								651	624

TOTAL INVESTMENTS—39.1%								$61,752	63,310

OTHER ASSETS IN EXCESS OF LIABILITIES—60.9%									98,686

NET ASSETS—100.0%									$161,996

Total Return Swap							Notional Amount		Unrealized Appreciation
Citibank TRS Facility (Note 8)	(e	)					$110,444		$2,422

See notes to consolidated financial statements.

FS Investment Corporation IV

Consolidated Schedule of Investments (Continued)

As of December 31, 2016

(in thousands, except share amounts)

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2016, the three-month London Interbank Offered Rate, or LIBOR, was 1.00%.
(c)	Denominated in U.S. dollars unless otherwise noted.
(d)	Fair value determined by the Company’s board of directors (see Note 7).
(e)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2016, 98.8% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 93.7% of the Company’s total assets represented qualifying assets as of December 31, 2016.
(f)	Security is non-income producing.
(g)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

See notes to consolidated financial statements.

FS Investment Corporation IV

Notes to Consolidated Financial Statements

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

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2016, the Company had one wholly-owned subsidiary through which it has entered into a financing arrangement, one wholly-owned subsidiary through which it expects to hold interests in certain non-controlled portfolio companies and one wholly-owned subsidiary through which it may in the future enter into a financing arrangement. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2016. All significant intercompany transactions have been eliminated in consolidation.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase or otherwise acquire minority interests in target companies in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity. Any such minority interests are generally acquired in conjunction with one of the Company’s debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying audited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Update No. 2013-08, Financial Services—Investment

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

Use of Estimates: The preparation of the audited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded, and all amounts are in thousands, except share and per share amounts.

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. All cash balances are maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation.

Valuation of Portfolio Investments: The Company determines the net asset value of its investment portfolio each quarter. Securities are valued at fair value as determined in good faith by the Company’s board of directors. In connection with that determination, FSIC IV Advisor provides the Company’s board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.

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

With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:

•

the Company’s quarterly fair valuation process begins with FSIC IV Advisor’s management team reviewing and documenting valuations of each portfolio company or investment, which valuations may be obtained from an independent third-party valuation service, if applicable;

•	FSIC IV Advisor’s management team then provides the valuation committee with the preliminary valuations for each portfolio company or investment;

•	preliminary valuations are then discussed with the valuation committee;

•

the Company’s valuation committee reviews the preliminary valuations and FSIC IV Advisor’s management team, together with its independent third-party valuation services, if applicable, supplements the preliminary valuations to reflect any comments provided by the valuation committee;

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

•	following its review, the valuation committee will recommend that the Company’s board of directors approve the fair valuations; and

•

the Company’s board of directors discusses the valuations and determines the fair value of each such investment in the Company’s portfolio in good faith based on various statistical and other factors, including the input and recommendation of FSIC IV Advisor, the valuation committee and any independent third-party valuation services, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company’s audited consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company’s consolidated financial statements. In making its determination of fair value, the Company’s board of directors may use any approved independent third-party pricing or valuation services. However, the Company’s board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FSIC IV Advisor or any approved independent third-party valuation or pricing service that the Company’s board of directors deems to be reliable in determining fair value under the circumstances. Below is a description of factors that FSIC IV Advisor’s management team, any approved independent third-party valuation services and the Company’s board of directors may consider when determining the fair value of the Company’s investments.

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

The Company’s equity interests in portfolio companies for which there is no liquid public market are valued at fair value. The Company’s board of directors, in its determination of fair value, may consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the Company’s actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

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

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

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

When the Company receives warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. The Company’s board of directors subsequently values these warrants or other equity securities received at their fair value.

The fair values of the Company’s investments are determined in good faith by the Company’s board of directors. The Company’s board of directors is solely responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process. The Company’s board of directors has delegated day-to-day responsibility for implementing the Company’s valuation policy to FSIC IV Advisor’s management team, and has authorized FSIC IV Advisor’s management team to utilize independent third-party valuation and pricing services that have been approved by the Company’s board of directors. The Company’s valuation committee is responsible for overseeing FSIC IV Advisor’s implementation of the valuation process.

The Company values its total return swap, or TRS, between its wholly-owned financing subsidiary, Cheltenham Funding LLC, or Cheltenham Funding, and Citibank, N.A., or Citibank, in accordance with the agreements between Cheltenham Funding and Citibank that collectively established the TRS, which agreements are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The Company’s valuation committee and board of directors reviews and approves the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis. To the extent the Company’s valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. See Note 8 for a discussion of the TRS.

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

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

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

Based on an interpretation of the applicable language in the Advisers Act by the staff of the Division of Investment Management of the SEC, the Company “looks through” its total return swap, or TRS, in calculating

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

the capital gains incentive fee. Under this “look through” methodology, the portion of the net settlement payments received by the Company pursuant to the TRS which would have represented net investment income to the Company had the Company held the loans underlying the TRS directly is treated as net investment income subject to the subordinated incentive fee on income payable to FSIC IV Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans underlying the TRS further reduces the capital gains incentive fee payable to FSIC IV Advisor with respect to realized gains. See Note 8 for a discussion of the TRS.

Subordinated Income Incentive Fee: Pursuant to the investment advisory and administrative services agreement, FSIC IV Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of the “Company’s pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s common stock (including proceeds from its distribution reinvestment plan) reduced for amounts paid for share repurchases pursuant to the Company’s share repurchase program. As a result, FSIC IV Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC IV Advisor is entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. Thereafter, FSIC IV Advisor is entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.

Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as the Company raises proceeds in its continuous public offering. During the year ended December 31, 2016, the Company expensed $317 of organization costs as it raised proceeds in its continuous public offering, which commenced on January 6, 2016. During the period from February 25, 2015 (Inception) to December 31, 2015, the Company incurred organization costs of $317 which were paid on the Company’s behalf by Franklin Square Holdings, L.P., or FS Investments, the Company’s sponsor and an affiliate of FSIC IV Advisor (see Note 4).

Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal, and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the Company’s Registration Statement on Form N-2 and salaries and direct expenses of FSIC IV Advisor’s personnel, employees of its affiliates and others while engaged in such activities. The Company will defer and amortize such costs as an expense over twelve months as the Company raises proceeds in its continuous public offering. During the year ended December 31, 2016, the Company expensed $875 of offering costs as it raised proceeds in its continuous public offering, which commenced on January 6, 2016. During the year ended December 31, 2016 and the period from February 25, 2015 (Inception) to December 31, 2015, the Company incurred offering costs of $3,151 and $3,403, respectively, which were paid on the Company’s behalf by FS Investments (see Note 4).

Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC IV Advisor became entitled to receive up to 0.75% of gross proceeds

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

raised in the Company’s continuous public offering until all organization and offering costs funded by FSIC IV Advisor or its affiliates (including FS Investments) have been recovered.

Income Taxes: The Company intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements, as well as distribute to its stockholders, for each tax year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC tax treatment each year and to not pay any U.S. federal income taxes on income so distributed. The Company is subject to nondeductible federal excise taxes if it does not distribute in respect of each calendar year an amount at least equal to the sum of 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes.

Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statement of operations. During the period from January 6, 2016 (Commencement of Operations) through December 31, 2016 and the period from February 25, 2015 (Inception) to December 31, 2015, the Company did not incur any interest or penalties.

The Company has analyzed the tax positions taken on federal and state income tax returns for all open tax years, and has concluded that no provision for income tax is required in the Company’s consolidated financial statements. The Company’s federal and state income and federal excise tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the Internal Revenue Service and state departments of revenue.

Distributions: Distributions to the Company’s stockholders are recorded as of the record date. Subject to applicable legal restrictions and the sole discretion of the Company’s board of directors, the Company currently declares regular cash distributions on a weekly basis and pays such distributions on a monthly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the year ended December 31, 2016:

	Year Ended December 31, 2016
	Shares	Amount
Gross Proceeds from Offering	14,532,974	$158,913
Reinvestment of Distributions	249,435	2,697

Total Gross Proceeds	14,782,409	161,610

Upfront Selling Commissions	—	(3,275)

Net Proceeds to Company	14,782,409	158,335
Share Repurchase Program(1)	(19,738)	(213)

Net Proceeds from Share Transactions	14,762,671	$158,122

(1)	Share repurchase program amounts are presented gross of the contingent deferred sales charge. See below for a discussion of the Company’s share repurchase program and see Note 4 for the amount of the contingent deferred sales charge earned by FS Investment Solutions, LLC.

Status of Continuous Public Offering

Since commencing its continuous public offering and through February 28, 2017, the Company has issued 17,705,684 shares of Class T common stock for gross proceeds of $194,617, including Class T common stock issued under its distribution reinvestment plan and $8,788 in gross proceeds from the principal of FSIC IV Advisor, members of the Company’s board of directors and other individuals and entities affiliated with FSIC IV Advisor and GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser. As of February 28, 2017, the Company had raised total gross proceeds of $194,817, including $200 of seed capital contributed by the principal of FSIC IV Advisor in February 2015 (see Note 4).

During the year ended December 31, 2016, the Company issued 14,782,409 shares of Class T common stock for gross proceeds of $161,610 at an average price per share of $10.93. The gross proceeds received during the year ended December 31, 2016 include reinvested stockholder distributions of $2,697, for which the Company issued 249,435 shares of Class T common stock. During the period from January 1, 2017 to February 28, 2017, the Company issued 2,923,275 shares of Class T common stock for gross proceeds of $33,007 at an average price per share of $11.29.

The proceeds from the issuance of common stock as presented on the Company’s consolidated statement of changes in net assets and consolidated statement of cash flows are presented net of upfront selling commissions fees of $3,275 for the year ended December 31, 2016.

The Company has submitted to the SEC an application for an exemptive order to permit it to offer additional classes of common stock. In the event the Company obtains such relief, it intends to amend its registration statement to offer additional classes of common stock, with each class having a different upfront sales load and fee and expense structure. There can be no assurance that we will receive an exemptive order from the SEC. See Note 13 for information regarding the extension of the offering of Class T common stock.

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

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

Prior to January 25, 2017, if a stockholder tendered his or her shares for repurchase by the Company, such shares were subject to a contingent deferred sales charge of 3.90%. The contingent deferred sales charge was calculated based upon the lesser of the estimated value of Class T shares as of the date of repurchase and the public offering price at the time such shares were purchased. The contingent deferred sales charge was not payable with respect to shares issued under the Company’s distribution reinvestment plan. Beginning with the tender offer to be conducted in the calendar quarter ended March 31, 2017, shares will no longer be subject to a contingent deferred sales charge.

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (Continued)

The following table provides information concerning the Company’s repurchase of shares of its common stock pursuant to its share repurchase program during the year ended December 31, 2016:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2016
June 30, 2016	July 6, 2016	10,521	100%	0.15%	$10.7091	$113
September 30, 2016	October 5, 2016	9,217	100%	0.09%	$10.8558	$100

On January 4, 2017, the Company repurchased 24,998 shares of common stock (representing 100% of the shares of common stock tendered for repurchase and 0.17% of the shares outstanding as of such date) at $10.9536 per share for aggregate consideration totaling $274. Repurchased shares that were not issued under the Company’s distribution reinvestment plan were subject to a contingent deferred sales charge as described above, which amount was paid to FS Investment Solutions, LLC (formerly FS2 Capital Partners, LLC), or FS Investment Solutions, the dealer manager for the Company’s continuous public offering and an affiliate of the Company.

Note 4. Related Party Transactions

Compensation of the Investment Adviser

Pursuant to the investment advisory and administrative services agreement, FSIC IV Advisor is entitled to an annual base management fee of 2.0% of the average weekly value of the Company’s gross assets and an incentive fee based on the Company’s performance. The Company commenced accruing fees under the investment advisory and administrative services agreement on January 6, 2016, upon commencement of the Company’s investment operations. Base management fees are paid on a quarterly basis in arrears. Effective February 1, 2017, FSIC IV Advisor agreed to permanently waive a portion of its base management fee to which it is entitled under the investment advisory and administrative services agreement, so that the fee received equals 1.75% of the average weekly value of the Company’s gross assets.

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

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

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

Pursuant to an investment sub-advisory agreement between FSIC IV Advisor and GDFM, or the investment sub-advisory agreement, GDFM will receive 50% of all management and incentive fees payable to FSIC IV Advisor under the investment advisory and administrative services agreement with respect to each year.

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

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, FS Investments, an affiliate of FSIC IV Advisor, funded the Company’s organization and offering costs. Following this period, the Company will pay its organization and offering costs directly and will reimburse FSIC IV Advisor for offering costs incurred by FSIC IV Advisor on the Company’s behalf, including marketing expenses, with respect to salaries and other direct expenses of FSIC IV Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock. On January 6, 2016, the investment advisory and administrative services agreement became effective upon satisfaction of the minimum offering requirement, and FSIC IV Advisor became entitled to receive up to 0.75% of the gross proceeds raised in the Company’s continuous public offering until all organization and offering costs incurred have been recovered. As the Company reimburses FSIC IV Advisor for such costs, organization costs are charged to expense and offering costs are deferred and amortized to expense over twelve months.

FS Investments funded certain of the Company’s organization and offering costs in the amounts of $3,151 and $3,720, respectively, for the year ended December 31, 2016 and the period from February 25, 2015 (Inception) to December 31, 2015. Under the investment advisory and administrative services agreement, there was no liability on the Company’s part for the organization or offering costs funded by FSIC IV Advisor or its affiliates (including FS Investments) until the Company satisfied the minimum offering requirement on January 6, 2016. Since commencing its continuous public offering and through December 31, 2016, the Company has paid total reimbursements of $1,192 to FSIC IV Advisor and its affiliates for organization and offering costs funded by them.

The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement and pursuant to the Company’s share repurchase program during the year ended December 31, 2016:

Related Party	Source	Description	Year Ended December 31, 2016
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$1,704
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$1,302
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$291
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$875
FS Investment Solutions	Share Repurchase Program	Contingent Deferred Sales Charge(5)	$8

(1)	During the year ended December 31, 2016, $300 in base management fees were applied to offset the liability of FS Investments under the expense reimbursement agreement (see “— Expense Reimbursement” below) and $588 in net base management fees were paid to FSIC IV Advisor. As of December 31, 2016, $816 in base management fees were payable to FSIC IV Advisor.
(2)

During the year ended December 31, 2016, the Company accrued capital gains incentive fees of $1,302 based on the performance of its portfolio, of which $817 was based on unrealized gains and $485 was based on realized gains. No capital gains incentive fees are actually payable by the Company with respect to

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

unrealized gains unless and until those gains are actually realized. The Company did not pay any capital gains incentive fees to FSIC IV Advisor during the year ended December 31, 2016. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees
(3)	During the year ended December 31, 2016, $236 of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC IV Advisor and the remainder related to other reimbursable expenses. The Company paid $111 in administrative services expenses to FSIC IV Advisor during the year ended December 31, 2016.
(4)	During the year ended December 31, 2016, the Company expensed offering costs of $875, which related to reimbursements to FSIC IV Advisor for offering costs incurred on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC IV Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock.
(5)	Represents the total amount of the contingent deferred sales charge paid to FS Investment Solutions by stockholders who tendered shares pursuant to the Company’s share repurchase program.

Compensation of the Dealer Manager

The dealer manager for the Company’s continuous public offering is FS Investment Solutions, which is one of the Company’s affiliates. Under a second amended and restated dealer manager agreement, dated as of January 25, 2017, among the Company, FSIC IV Advisor and FS Investment Solutions, FS Investment Solutions is entitled to receive upfront sales commissions and dealer manager fees in connection with the sale of shares of common stock in the Company’s continuous public offering, all or a portion of which may be reallowed to selected broker-dealers and financial representatives. The dealer manager reallowed to selected broker dealers and other financial representatives all of the upfront sales commissions it was entitled to receive during the year ended December 31, 2016.

Shares of Class T common stock are subject to an annual distribution fee of 1.00% of the estimated value of such shares, as determined in accordance with applicable rules of The Financial Industry Regulatory Authority, Inc., or FINRA. The distribution fee will be paid by the Company to the dealer manager pursuant to a distribution plan adopted by the Company in compliance with Rules 12b-1 and 17d-3 under the 1940 Act, as if those rules applied to the Company. Among other requirements, such plan must be approved annually by a vote of the Company’s board of directors, including the directors who are not “interested persons” as defined in the 1940 Act and have no direct or indirect financial interest in the operation of such plan or in any agreements related to such plan.

Except for Class T shares purchased through investment advisors whose contracts for investment advisory and related services include a fixed or “wrap” fee or other asset-based fee arrangement, all of the distribution fee is expected to be reallowed to selected broker-dealers and financial representatives. The distribution fee is intended to compensate the dealer manager and its affiliates, selected broker-dealers and financial representatives for services rendered and expenses incurred in connection with the ongoing marketing, sale and distribution of such shares.

The distribution fee will accrue daily, beginning on February 1, 2017, and will be paid on a monthly basis. The distribution fee is payable with respect to all shares of Class T common stock, other than shares issued under the Company’s distribution reinvestment plan. The distribution fee will terminate for all Class T stockholders upon a liquidity event. In addition, the Company will stop paying the distribution fee with respect to any

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

outstanding Class T share when the total underwriting compensation from the upfront selling commissions, dealer manager fees and distribution fee attributable to such share equals 7.25% of gross offering proceeds. This amount is referred to as the sales charge cap. The sales charge cap applicable to certain shares, including shares sold prior to January 25, 2017, will be reduced by the amount of any upfront sales load that is waived for such shares or to otherwise account for any lower upfront sales load paid by an investor with respect to such shares.

Provided the Company offers a class of common stock with no sales load or asset-based service or distribution fees, or a No-Load Share Class, in the future, upon a Class T share reaching the applicable sales charge cap, such share will be converted into a share of such No-Load Share Class and will no longer be subject to an ongoing distribution fee. If the Company does not receive an exemptive order satisfactory to it to offer additional share classes and therefore do not offer a No-Load Share Class, the distribution fee for all Class T shares will terminate upon the earliest of (i) any Class T share purchased after January 25, 2017 reaching the applicable sales charge cap, (ii) the Company’s dealer manager advising the Company that the aggregate underwriting compensation payable from all sources (determined in accordance with applicable FINRA rules) would be in excess of 10% of the gross proceeds of this offering and (iii) a liquidity event.

Capital Contributions by FSIC IV Advisor and GDFM

In February 2015, Michael C. Forman, the principal of FSIC IV Advisor, contributed $200, which was used in its entirety to purchase 20,000 shares of Class T common stock at $10.00 per share. Mr. Forman will not tender these shares of common stock for repurchase as long as FSIC IV Advisor remains the Company’s investment adviser.

As of February 28, 2017, the Company issued an aggregate of 845,749 shares of Class T common stock for aggregate gross proceeds of $8,788 to the principal of FSIC IV Advisor, members of the Company’s board of directors and other individuals and entities affiliated with FSIC IV Advisor and GDFM, including shares of Class T common stock sold to Mr. Forman in February 2015.

Potential Conflicts of Interest

FSIC IV Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC and FS Global Advisor, LLC, the investment advisers to certain other BDCs and a closed-end management investment company affiliated with FS Investments, and such personnel may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments. As a result, such personnel provide investment advisory services to the Company and each of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and FS Global Credit Opportunities Fund. While none of FSIC IV Advisor, FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSIC IV Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSIC IV Advisor or its management team. In addition, even in the absence of FSIC IV Advisor retaining additional clients, it is possible that some

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

investment opportunities may be provided to FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and/or FS Global Credit Opportunities Fund rather than to the Company.

Co-Investment Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, the SEC granted exemptive relief to affiliates of the Company, upon which the Company may rely, and which permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC IV Advisor, including FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and any future BDCs that are advised by FSIC IV Advisor or its affiliated investment advisers, or collectively the Company’s co-investment affiliates. The Company believes this relief has and may continue to enhance its ability to further its investment objectives and strategy. The Company believes this relief may also increase favorable investment opportunities for it, in part, by allowing it to participate in larger investments, together with its co-investment affiliates, than would be available to the Company if such relief had not been obtained. Because the Company’s affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, the Company is permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance (e.g., where price is the only negotiated term).

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

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

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

During the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, the Company accrued $666 for expense reimbursements that FS Investments has agreed to pay. These reimbursements were funded, in part, through the offset of management fees payable by the Company to FSIC IV Advisor. During the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, the Company received $366 in cash reimbursements from FS Investments and offset $300 in management fees payable by the Company to FSIC IV Advisor under the investment advisory and administrative services agreement against reimbursements due from FS Investments. As of December 31, 2016, the Company did not have any reimbursements due from FS Investments.

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

As discussed above, under the expense reimbursement agreement, amounts reimbursed to the Company by FS Investments may become subject to repayment by the Company in the future. During the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, the Company did not accrue any expense recoupments payable to FS Investments.

The following table reflects the expense reimbursement payments due from FS Investments to the Company as of December 31, 2016 that may become subject to repayment by the Company to FS Investments:

For the Three Months Ended	Amount of Expense Reimbursement Payment	Annualized “Other Operating Expenses” Ratio as of the Date of Expense Reimbursement	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
March 31, 2016	$436	9.97%	6.00%	March 31, 2019
June 30, 2016	$230	2.85%	5.92%	June 30, 2019
September 30, 2016	—	N/A	N/A	N/A
December 31, 2016	—	N/A	N/A	N/A

(1)	The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular weekly cash distribution per share as of such date without compounding), divided by the Company’s public offering price per share as of such date.

FS Investments is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and FS Investments’ co-founder, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of the Company’s expenses in future quarters.

FS Benefit Trust

FS Benefit Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of FS Investments and its affiliates. During the year ended December 31, 2016, FS Benefit Trust purchased $1 of the Company’s shares of common stock at a purchase price equal to 97.8% of the public offering price in effect on the purchase date.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the year ended December 31, 2016:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2016	$0.6401	$4,443

The Company currently declares regular cash distributions on a weekly basis and pays such distributions on a monthly basis. On November 7, 2016, the Company’s board of directors declared regular weekly cash

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

distributions for January 2017 through March 2017 in the amount of $0.012808 per share, which were paid to stockholders of record through February 6, 2017. On February 7, 2017, the Company’s board of directors determined to increase the regular weekly cash distributions for stockholders of record as of February 7, 2017 through March 2017 in the amount of $0.015454 per share. On March 8, 2017, the Company’s board of directors declared regular weekly cash distributions for April 2017 through June 2017 in the amount of $0.015454 per share.

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

For a period of time following commencement of the Company’s continuous public offering, which time period may be significant, substantial portions of the Company’s distributions have been, and may in the future, be funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

the waiver of certain investment advisory fees by FSIC IV Advisor, that are subject to repayment by the Company within three years. The purpose of this arrangement is to ensure that no portion of the Company’s distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or FS Investments continues to make such reimbursements or waivers of such fees. The Company’s future repayments of amounts reimbursed or waived by FS Investments or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. FS Investments and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. If FS Investments had not reimbursed certain of the Company’s expenses, 15% of the aggregate amount of distributions paid during the year ended December 31, 2016 would have been funded from offering proceeds or borrowings.

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the year ended December 31, 2016:

	Year Ended December 31, 2016
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	2,673	60%
Short-term capital gains proceeds from the sale of assets	1,104	25%
Long-term capital gains proceeds from the sale of assets	—	—
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Expense reimbursement from sponsor	666	15%

Total	$4,443	100%

(1)	During the year ended December 31, 2016, 94.6% of the Company’s gross investment income was attributable to cash income earned, 4.5% was attributable to non-cash accretion of discount and 0.9% was attributed to paid-in-kind interest, or PIK, interest.

The Company’s net investment income on a tax basis for the year ended December 31, 2016 was $3,339. As of December 31, 2016, the Company had $2,032 of undistributed net investment income and accumulated undistributed net realized gains on a tax basis.

The difference between the Company’s GAAP-basis net investment income (loss) and its tax-basis net investment income is primarily due to the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company, the tax basis net investment income portion of the total return swap payments and the accretion of discount on the TRS.

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

The following table sets forth a reconciliation between GAAP-basis net investment income (loss) and tax-basis net investment income during the year ended December 31, 2016:

Year Ended December 31, 2016
GAAP-basis net investment income (loss)	$(1,765)
Tax-basis deferral and amortization of organization costs	297
Reversal of incentive fee accrual on unrealized gains	817
Reclassification of unamortized original issue discount and prepayment fees	(166)
Tax-basis net investment income portion of total return swap payments	2,932
Accretion of discount on total return swap	309
Other miscellaneous differences	915

Tax-basis net investment income	$3,339

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2016, the Company increased accumulated distributions in excess of net investment income by $3,681, and reduced accumulated undistributed net realized gains on investments and total return swap and capital in excess of par value by $2,766 and $915, respectively.

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2016, the components of accumulated earnings on a tax basis were as follows:

December 31, 2016
Distributable ordinary income (net investment income and short-term capital gains)	$2,032
Incentive fee accrual on unrealized gains	(817)
Unamortized organization costs	(297)
Net unrealized appreciation (depreciation) on investments and total return swap(1)	3,671

Total	$4,589

(1)	As of December 31, 2016, the gross unrealized appreciation on the Company’s investments and TRS was $3,725. As of December 31, 2016, the gross unrealized depreciation on the Company’s investments was $54.

The aggregate cost of the Company’s investments, including the accretion of discount on the TRS, for U.S. federal income tax purposes totaled $62,061 as of December 31, 2016. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s TRS, was $3,671 as of December 31, 2016.

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2016:

	December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$40,917	$41,296	65%
Senior Secured Loans—Second Lien	5,423	5,843	9%
Senior Secured Bonds	2,000	2,045	3%
Subordinated Debt	12,761	13,502	22%
Equity/Other	651	624	1%

Total	$61,752	$63,310	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2016 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8. As of December 31, 2016, the investments underlying the TRS had a notional amount and market value of $110,444 and $112,411, respectively.

	December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$136,436	$138,354	79%
Senior Secured Loans—Second Lien	20,348	21,196	12%
Senior Secured Bonds	2,000	2,045	1%
Subordinated Debt	12,761	13,502	8%
Equity/Other	651	624	0%

Total	$172,196	$175,721	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of December 31, 2016, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2016, the Company had seven unfunded debt investments with aggregate unfunded commitments of $9,846. The Company maintains sufficient cash on hand

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (Continued)

and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s consolidated schedule of investments as of December 31, 2016.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2016:

	December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio
Automobiles & Components	$2,925	5%
Capital Goods	11,696	19%
Commercial & Professional Services	12,694	20%
Consumer Services	17,880	28%
Diversified Financials	1,988	3%
Energy	2,044	3%
Retailing	3,069	5%
Software & Services	11,014	17%

Total	$63,310	100%

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

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

As of December 31, 2016, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2016
	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	63,310	2,422

Total	$63,310	$2,422

The Company’s investments as of December 31, 2016 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Nine senior secured loan investments, one senior secured bond investment and one subordinated debt investment for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. All of the Company’s equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two senior secured loan investments, which were newly issued and purchased near December 31, 2016, was valued at cost as the Company’s board of directors determined that the cost of such investments was the best indication of its fair value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

The Company values the TRS in accordance with the agreements between Cheltenham Funding and Citibank that collectively established the TRS, which agreements are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The valuation committee of the Company’s board of directors, or the valuation committee, and the board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis. To the extent the Company’s valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. For additional information on the Company’s TRS, see Note 8.

The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where the Company’s board of directors otherwise determines that the use of such other methods is appropriate. The Company periodically benchmarks the valuations provided by the independent valuation firms against the actual prices at which the Company purchases and sells its investments. The valuation committee of the Company’s board of directors and the board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

The following is a reconciliation for the year ended December 31, 2016 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2016
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$—	$—	$—	$—	$—	$—
Accretion of discount (amortization of premium)	127	34	—	67	—	228
Net realized gain (loss)	707	357	—	47	—	1,111
Net change in unrealized appreciation (depreciation)	379	420	45	741	(27)	1,558
Purchases	116,537	16,470	2,000	24,104	692	159,803
Paid-in-kind interest	28	—	—	—	—	28
Sales and redemptions	(76,482)	(11,438)	—	(11,457)	(41)	(99,418)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$41,296	$5,843	$2,045	$13,502	$624	$63,310

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$379	$420	$45	$741	$(27)	$1,558

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

The following is a reconciliation for the year ended December 31, 2016 of the total return swap for which significant unobservable inputs (Level 3) were used in determining the fair value:

For the Year Ended December 31, 2016
Fair value at beginning of period	$—
Accretion of discount (amortization of premium)	—
Net realized gain (loss)	4,791
Net change in unrealized appreciation (depreciation)	2,422
Sales and redemptions	(4,791)
Net transfers in or out of Level 3	—

Fair value at end of period	$2,422

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to the total return swap still held at the reporting date	$2,422

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2016 were as follows:

Type of Investment	Fair Value at December 31, 2016	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$21,315	Market Comparables	Market Yield (%)	8.0% - 10.5%	9.1%
	34	Other(2)	Other(2)	N/A	N/A
	13,697	Market Quotes	Indicative Dealer Quotes	97.0% - 101.5%	99.8%
	6,250	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Loans—Second Lien	1,209	Market Comparables	Market Yield (%)	12.5% - 13.0%	12.8%
	4,634	Market Quotes	Indicative Dealer Quotes	93.5% - 98.5%	97.4%
Senior Secured Bonds	2,045	Market Comparables	Market Yield (%)	8.5% - 9.0%	8.8%
Subordinated Debt	9	Market Comparables	EBITDA Multiples (x)	9.3x - 10.3x	9.8x
	13,493	Market Quotes	Indicative Dealer Quotes	99.9% - 102.8%	101.5%
Equity/Other	624	Market Comparables	EBITDA Multiples (x)	7.0x - 14.3x	9.6x

Total	$63,310

Total Return Swap	$2,422	Market Quotes	Indicative Dealer Quotes	81.4% - 101.8%	97.6%

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which was provided by an independent third-party pricing service and screened for validity by such service. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement.
(2)	Fair value based on expected outcome of proposed corporate transactions or other various factors.

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangement

The following table presents summary information with respect to the Company’s outstanding financing arrangement as of December 31, 2016:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap(1)	Total Return Swap	L+1.60%	$110,444	$14,556	N/A	(2)

(1)	On January 30, 2017, Cheltenham Funding entered into an amendment to the TRS, effective January 19, 2017, to increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS from $125,000 to $175,000.
(1)	The TRS may be terminated by Cheltenham Funding at any time, subject to payment of an early termination fee if prior to July 19, 2017, or by Citibank on or after July 19, 2017, in each case, in whole or in part, upon prior written notice to the other party.

Citibank Total Return Swap

On January 19, 2016, the Company’s wholly-owned financing subsidiary, Cheltenham Funding, entered into the TRS for a portfolio of senior secured floating rate loans with Citibank. The TRS has subsequently been amended four times resulting in the maximum aggregate notional amount of the portfolio of loans subject to the TRS being increased from $20,000 originally to $175,000 and the optional termination date being extended to July 19, 2017, effective as of January 19, 2017.

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

Pursuant to the terms of the TRS, Cheltenham Funding may select a portfolio of loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $175,000 ($125,000 as of December 31, 2016). Cheltenham Funding is required to initially cash collateralize a specified

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangement (Continued)

percentage of each loan included under the TRS in accordance with margin requirements described in the agreements between Cheltenham Funding and Citibank that collectively establish the TRS, or collectively, the TRS Agreement. Under the terms of the TRS, Cheltenham Funding has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Cheltenham Funding are available to pay the debts of the Company.

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

Under the terms of the TRS, Cheltenham Funding may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying loans below a specified amount. The limit on the additional collateral that Cheltenham Funding may be required to post pursuant to the TRS is equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by Cheltenham Funding. The amount of collateral required to be posted by Cheltenham Funding is determined primarily on the basis of the aggregate value of the underlying loans. The terms of the TRS with Citibank, the counter-party, incorporate a master netting arrangement. If Cheltenham Funding enters into another derivative with the counter-party, it could be offset with the TRS. As of December 31, 2016, there were no other contracts to offset the TRS.

The terms of the TRS also provide that, in the case of certain termination events giving rise to the requirement to pay an early termination amount, the party to whom such early termination amount is owed (the “payee”) may elect, at its own option and without prior notice to the party owing such early termination amount (the “payer”), to set-off such early termination amount against any other amounts payable by the payee to the

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangement (Continued)

payer under the TRS or any other agreement between the two parties. As of December 31, 2016, Cheltenham Funding and Citibank are not parties to any other agreements that would give rise to amounts payable between the two parties, or that create any liens on collateral posted by one party to the other, to net against and offset any such early termination amount.

Except as required under the Guarantee, the Company has no contractual obligation to post such additional collateral (as described above) or to make any interest payments to Citibank. When the Guarantee is no longer in effect and payment thereunder to satisfy Cheltenham Funding’s obligations is no longer required, the Company may, but is not obligated to, increase its equity investment in Cheltenham Funding for the purpose of funding any additional collateral or payment obligations for which Cheltenham Funding may become obligated during the term of the TRS. If the Company does not make any such additional investment in Cheltenham Funding and Cheltenham Funding fails to meet its obligations under the TRS, then Citibank will have the right to terminate the TRS and seize the cash collateral posted by Cheltenham Funding under the TRS. In the event of an early termination of the TRS, Cheltenham Funding would be required to pay an early termination fee.

Citibank may terminate the TRS on or after July 19, 2017 (January 19, 2017 as of December 31, 2016), the first anniversary of the effectiveness of the TRS (unless certain specified events permit Citibank to terminate the TRS on an earlier date). Cheltenham Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Cheltenham Funding will be required to pay an early termination fee to Citibank if it elects to terminate the TRS prior to July 19, 2017 (prior to the one year anniversary of the effective date as of December 31, 2016). Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments based on the minimum utilization amount, which would be owed by Cheltenham Funding to Citibank for the period from the termination date through and including July 19, 2017 (January 19, 2017 as of December 31, 2016). Such monthly payments will equal the present value of the product of (x) 85%, multiplied by (y) the maximum notional amount of the TRS, multiplied by (z) 1.60% or 1.50% per annum, as applicable. If the TRS had been terminated as of December 31, 2016, Cheltenham Funding would have been required to pay an early termination fee of $834. Other than during the first 90 days and last 30 days of the term of the TRS, Cheltenham Funding is required to pay a minimum usage fee if less than 85% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 85% but less than 100% of the maximum notional amount of the TRS is utilized.

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

As of December 31, 2016, the gross amount of unrealized appreciation (depreciation) under the TRS was $2,422, which is reported on the consolidated balance sheet as unrealized appreciation on total return swap. As of December 31, 2016, the receivable due on the TRS was $977, which is reflected on the Company’s consolidated balance sheet as a receivable due on the total return swap. As of December 31, 2016, the Company posted $46,000 in cash collateral held by Citibank (of which only $40,367 was required to be posted), which is reflected in due from counterparty on its consolidated balance sheet. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding on its consolidated balance sheet as of December 31, 2016.

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangement (Continued)

As of December 31, 2016, the fair value of the TRS was $2,422. The net change in fair value of the TRS is reflected as unrealized appreciation (depreciation) on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statement of operations as net change in unrealized appreciation (depreciation) on total return swap. As of December 31, 2016, Cheltenham Funding had selected 35 underlying loans with a total notional amount and market value of $110,444 and $112,411, respectively.

Transactions in the TRS during the year ended December 31, 2016 resulted in $4,791 of net realized gain (loss) on the total return swap and $2,422 in net change in unrealized appreciation (depreciation) on total return swap, both of which are reported on the Company’s consolidated statement of operations.

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

The following is a summary of the underlying loans subject to the TRS as of December 31, 2016:

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
American Bath Group, LLC	Capital Goods	L+575	1.0%	9/30/23	$3,830	$3,985	$155
American Bath Group, LLC	Capital Goods	L+975	1.0%	9/30/24	2,760	2,880	120
ATX Networks Corp. (3)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	6,770	6,805	35
Avantor Performance Materials Holdings, Inc.	Materials	L+500	1.0%	6/21/22	4,594	4,705	111
Cadence Aerospace Finance, Inc.	Capital Goods	L+575	1.3%	5/9/18	1,850	1,920	70
Caesars Entertainment Resort Properties, LLC	Consumer Services	L+600	1.0%	10/11/20	4,887	5,171	284
CEVA Group Plc(3)	Transportation	L+550	1.0%	3/19/21	1,273	1,233	(40)
CEVA Intercompany BV(3)	Transportation	L+550	1.0%	3/19/21	1,305	1,264	(41)
CEVA Logistics Canada, ULC(3)	Transportation	L+550	1.0%	3/19/21	225	218	(7)
CEVA Logistics U.S. Holdings, Inc.	Transportation	L+550	1.0%	3/19/21	1,800	1,744	(56)
Dayton Superior Corp.	Materials	L+800	1.0%	11/15/21	3,772	3,899	127
Diamond Resorts International, Inc.	Consumer Services	L+600	1.0%	9/2/23	6,808	6,982	174
DTZ U.S. Borrower, LLC	Real Estate	L+825	1.0%	11/4/22	340	337	(3)
EagleView Technology Corp.	Software & Services	L+825	1.0%	7/14/23	990	992	2
FullBeauty Brands Holdings Corp.	Consumer Durables & Apparel	L+475	1.0%	10/14/22	4,667	4,397	(270)
Gulf Finance, LLC	Energy	L+525	1.0%	8/25/23	4,838	5,000	162
HNC Holdings, Inc.	Capital Goods	L+450	1.0%	10/5/23	3,093	3,138	45
Landslide Holdings, Inc.	Software & Services	L+450	1.0%	9/27/22	6,370	6,506	136
LBM Borrower, LLC	Capital Goods	L+525	1.0%	8/20/22	6,469	6,415	(54)
LBM Borrower, LLC	Capital Goods	L+925	1.0%	8/20/23	2,876	2,910	34

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangement (Continued)

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
LD Intermediate Holdings, Inc.	Software & Services	L+588	1.0%	12/9/22	$7,200	$7,400	$200
MORSCO, Inc.	Capital Goods	L+700	1.0%	10/31/23	3,120	3,258	138
P2 Upstream Acquisition Co.	Energy	L+400	1.3%	10/30/20	2,463	2,476	13
P2 Upstream Acquisition Co.	Energy	L+800	1.3%	4/30/21	1,309	1,361	52
Peak 10, Inc.	Software & Services	L+725	1.0%	6/17/22	526	524	(2)
Precyse Acquisition Corp.	Health Care Equipment & Services	L+550	1.0%	10/19/22	5,720	5,865	145
QCP SNF East REIT, LLC(3)	Real Estate	L+525	1.0%	10/31/22	2,940	3,053	113
Strike, LLC	Energy	L+800	1.0%	11/30/22	4,850	4,925	75
TierPoint, LLC	Software & Services	L+425	1.0%	12/2/21	975	993	18
TierPoint, LLC	Software & Services	L+450	1.0%	12/2/21	887	908	21
TNS, Inc.	Software & Services	L+800	1.0%	8/14/20	1,499	1,526	27
TravelCLICK, Inc.	Software & Services	L+450	1.0%	5/6/21	3,975	3,975	—
TravelCLICK, Inc.	Software & Services	L+775	1.0%	11/6/21	2,993	3,150	157
Weight Watchers International, Inc.(3)	Consumer Services	L+325	0.8%	4/2/20	838	823	(15)
WP CPP Holdings, LLC	Capital Goods	L+775	1.0%	4/30/21	1,632	1,673	41

Total					$110,444	$112,411	1,967

Total TRS Accrued Income and Liabilities:							455

Total TRS Fair Value:							$2,422

(1)	Loan may be an obligation of one or more entities affiliated with the named company.
(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2016, three-month LIBOR was 1.00%.
(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

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

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 10. Senior Securities Asset Coverage

Information about the Company’s senior securities is shown in the table below for the year ended December 31, 2016:

Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4) (Exclude Bank Loans)
2016	$70,077	3.31	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented. For purposes of the asset coverage test, the Company treats the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted, as a senior security.
(2)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.
(3)	The amount to which such class of senior security would be entitled upon the voluntary liquidation of the Company in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.
(4)	Not applicable because senior securities are not registered for public trading on an exchange.

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the period from January 6, 2016 (Commencement of Operations) through December 31, 2016:

Period from January 6, 2016 (Commencement of Operations) through December 31, 2016
Per Share Data:(1)
Net asset value, beginning of period	$10.28
Results of operations(2)
Net investment income (loss)	(0.26)
Net realized and unrealized appreciation (depreciation) on investments and total return swap	1.43

Net increase (decrease) in net assets resulting from operations	1.17

Stockholder distributions(3)
Distributions from net investment income	(0.48)
Distributions from net realized gain on investments	(0.16)

Net decrease in net assets resulting from stockholder distributions	(0.64)

Capital share transactions
Issuance of common stock(4)	0.15
Repurchases of common stock(5)	—

Net increase in net assets resulting from capital share transactions	0.15

Net asset value, end of period	$10.96

Shares outstanding, end of period	14,782,671

Total return(6)	13.20%

Total return (without assuming reinvestment of distributions)(7)	12.84%

Ratio/Supplemental Data:
Net assets, end of period	$161,996

Ratio of net investment income (loss) to average net assets(8)	(2.43)%

Ratio of total expenses to average net assets(8)	7.74%

Ratio of net expenses to average net assets(8)	6.82%

Portfolio turnover(9)	318.21%

Total amount of senior securities outstanding, exclusive of treasury securities	$70,077

Asset coverage per unit(10)	3.31

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.
(2)	The per share data was derived by using the weighted average shares outstanding during the period from January 6, 2016 (Commencement of Operations) through December 31, 2016.
(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the period.

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights (Continued)

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of selling commissions, that is greater than the net asset value per share results in an increase in net asset value per share.
(5)	The per share impact of the Company’s repurchases of common shares was a reduction to net asset value of less than $0.01 per share during each period.
(6)	The total return for the period from January 6, 2016 (Commencement of Operations) through December 31, 2016 was calculated based on the change in net asset value during the period, including the impact of distributions reinvested in accordance with the Company’s distribution reinvestment plan. The total return does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculation set forth above represents the total return on the Company’s investment portfolio during the period and does not represent an actual return to stockholders.
(7)	The total return (without assuming reinvestment of distributions) for the period from January 6, 2016 (Commencement of Operations) through December 31, 2016 was calculated by taking the net asset value per share as of the end of the period, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share at the beginning of the period. The total return (without assuming reinvestment of distributions) does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common shares. The total return (without assuming reinvestment of distributions) includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return (without assuming reinvestment of distributions) in the table should not be considered a representation of the Company’s future total return (without assuming reinvestment of distributions), which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculation set forth above represents the total return on the Company’s investment portfolio during the period and does not represent an actual return to stockholders.

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights (Continued)

(8)	Weighted average net assets during the period from January 6, 2016 (Commencement of Operations) through December 31, 2016 are used for this calculation. Ratios are not annualized. The following is a schedule of supplemental ratios for the period from January 6, 2016 (Commencement of Operations) through December 31, 2016:

Period from January 6, 2016 (Commencement of Operations) through December 31, 2016
Ratio of accrued capital gains incentive fees to average net assets	1.80%
Ratio of offering costs to average net assets	1.21%
Ratio of excise taxes to average net assets	0.06%

(9)	Portfolio turnover for the period from January 6, 2016 (Commencement of Operations) through December 31, 2016 is not annualized.
(10)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 12. Selected Quarterly Financial Data (Unaudited)

The following are the quarterly results of operations for the year ended December 31, 2016. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Investment income	$1,799	$1,061	$311	$14
Operating expenses
Operating expenses and excise taxes	2,124	1,700	1,097	695
Less: Expense reimbursement from sponsor	—	—	(230)	(436)

Total operating expenses and excise taxes	2,124	1,700	867	259

Net investment income (loss)	(325)	(639)	(556)	(245)
Realized and unrealized gain (loss)	4,024	4,271	917	670

Net increase (decrease) in net assets resulting from operations	$3,699	$3,632	$361	$425

Per share information-basic and diluted
Net investment income	$(0.03)	$(0.07)	$(0.12)	$(0.18)

Net increase (decrease) in net assets resulting from operations	$0.30	$0.42	$0.08	$0.32

Weighted average shares outstanding	12,492,305	8,639,995	4,725,671	1,310,506

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 12. Selected Quarterly Financial Data (Unaudited) (Continued)

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the year ended December 31, 2016. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

Note 13. Subsequent Events

Extension of the Offering of Class T Common Stock

The Company previously disclosed that it would close its continuous public offering if it did not receive a satisfactory exemptive order from the SEC permitting it to offer additional classes of common stock by January 6, 2017, or the trigger date. The Company determined to amend its registration statement in order to continue its continuous public offering. In the event such relief is granted in the future, the Company intends to amend its Registration Statement to offer additional classes of common stock. There can be no assurance that we will receive an exemptive order from the SEC.

Compensation of the Dealer Manager and Selected Broker-Dealers

In connection with the continuation of its continuous public offering, effective January 25, 2017, the Company also made certain changes to the compensation of the dealer manager for its continuous public offering and selected broker-dealers, as disclosed in the section of its prospectus, dated January 25, 2017, entitled “Plan of Distribution.”

Except as otherwise described in the Company’s prospectus, the dealer manager will receive upfront selling commissions of up to 3.00% and dealer manager fees of up to 1.25% of the gross proceeds received on shares of Class T common stock sold in its continuous public offering. The Company expects that all of the upfront selling commissions and all or a portion of the dealer manager fees will be reallowed to selected broker-dealers and financial representatives. For shares of Class T common stock sold in its continuous public offering after January 25, 2017, the Company expects that selected broker-dealers and financial representatives will receive, through the reallowance of upfront selling commissions, dealer manager fees and distribution fees, as described below, up to approximately 7.25% of the gross proceeds received on such shares, as compared to 8.95% prior to January 25, 2017.

The Company’s shares of Class T common stock are subject to an annual distribution fee of 1.00% of the estimated value of such shares, as determined in accordance with applicable rules of FINRA. Distribution fees will be paid pursuant to a distribution plan adopted by the Company. Except for shares of Class T common stock purchased through investment advisors whose contracts for investment advisory and related services include a fixed, “wrap” fee or other asset-based fee arrangement, all of the distribution fee is expected to be reallowed to selected broker-dealers and financial representatives. The distribution fee will compensate the Company’s affiliated dealer manager and its affiliates, selected broker-dealers and financial representatives for services rendered and expenses incurred in connection with the ongoing marketing, sale and distribution of the Company’s shares.

The Company will stop paying the distribution fee with respect to any outstanding shares of Class T stock when the total underwriting compensation from the upfront selling commissions, dealer manager fees and distribution fee attributable to such share equals 7.25% of gross offering proceeds. This amount is referred to as

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 13. Subsequent Events (Continued)

the sales charge cap. The sales charge cap applicable to certain shares, including shares sold prior to January 25, 2017, will be reduced by the amount of any upfront sales load that is waived for such shares or to otherwise account for any lower upfront sales load paid by an investor with respect to such shares.

Provided the Company offers a No-Load Share Class, in the future, upon a share of Class T stock reaching the applicable sales charge cap, such share will be converted into a share of such No-Load Share Class and will no longer be subject to an ongoing distribution fee. If the Company does not receive a satisfactory exemptive order to offer additional share classes and therefore does not offer a No-Load Share Class, the distribution fee for all shares of Class T common stock will terminate upon the earliest of (i) any share of Class T common stock purchased after January 25, 2017 reaching the applicable sales charge cap, (ii) the Company’s dealer manager advising the Company that the aggregate underwriting compensation payable from all sources (determined in accordance with applicable FINRA rules) would be in excess of 10% of the gross proceeds of its continuous public offering and (iii) a liquidity event.

Waiver of Base Management Fee

Effective February 1, 2017, FSIC IV Advisor agreed to permanently waive a portion of its base management fee to which it is entitled under the investment advisory and administrative services agreement, so that the fee received equals 1.75% of the average weekly value of the Company’s gross assets.

Removal of Contingent Deferred Sales Charge

Beginning with the quarterly tender offer to be conducted in the calendar quarter ended March 31, 2017, Class T shares tendered pursuant to the Company’s share repurchase program will no longer be subject to a contingent deferred sales charge.

BNP Facility

On February 10, 2017, Broomall Funding LLC, or Broomall Funding, the Company’s wholly-owned subsidiary, entered into a committed facility arrangement, or the BNP facility, with BNP Paribas Prime Brokerage International, Ltd., or BNPP, pursuant to which Broomall Funding may borrow, from time to time, up to $50,000 from BNPP. The BNP facility was effected through a committed facility agreement by and between Broomall Funding and BNPP, or the committed facility agreement, a U.S. PB Agreement by and between Broomall Funding and BNPP, on behalf of itself and as agent for BNP Paribas and BNP Paribas Prime Brokerage, Inc., or collectively, the BNPP Entities and a special custody and pledge agreement by and among Broomall Funding, BNPP and State Street Bank and Trust Company, or State Street, as custodian, each dated and effective as of March 1, 2017, or collectively, the BNP financing agreements.

The Company may contribute securities to Broomall Funding from time to time, subject to certain restrictions set forth in the BNP financing agreements, and will retain a residual interest in any securities contributed through its ownership of Broomall Funding or will receive fair market value for any securities sold to Broomall Funding. Broomall Funding may purchase additional securities from various sources. Broomall Funding has appointed the Company to manage its portfolio of securities pursuant to the terms of an investment management agreement. Broomall Funding’s obligations to BNPP under the BNP facility are secured by a first priority security interest in substantially all of the assets of Broomall Funding, including its portfolio of securities. Such pledged portfolio of securities will be held in a segregated custody account with State Street. The

FS Investment Corporation IV

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 13. Subsequent Events (Continued)

value of securities required to be pledged by Broomall Funding is determined in accordance with the margin requirements described in the BNP financing agreements. The obligations of Broomall Funding under the BNP facility are non-recourse to the Company.

Borrowings under the BNP facility accrue interest at a rate equal to three-month LIBOR plus 1.25% per annum. Interest is payable monthly in arrears. Broomall Funding will be required to pay a non-usage fee to the extent the aggregate principal amount available under the BNP facility has not been utilized. Broomall Funding may terminate the committed facility agreement upon 270 days’ notice. Absent a default or facility termination event or the ratings decline described in the following sentence, BNPP is required to provide Broomall Funding with 270 days’ notice prior to terminating or materially amending the committed facility agreement. BNPP has a cancellation right if BNP Paribas’ long-term credit rating declines three or more notches below its highest rating by any of Standard & Poor’s Financial Services LLC, Moody’s Investors Service, Inc. or Fitch Ratings, Inc., during the period commencing on the closing date of the committed facility agreement and ending on the date of such long-term credit rating decline. Upon any such termination, BNPP shall pay Broomall Funding a fee equal to 0.50% of the maximum amount of financing available on the termination date. Broomall Funding will pay an arrangement fee and incur certain other customary costs and expenses in connection with obtaining the BNP facility.

In connection with the BNP facility, Broomall Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The BNP financing agreements contain the following customary events of default and termination events, among others: (a) the occurrence of a default or similar condition under certain third-party contracts of the Company and Broomall Funding; (b) any change in BNPP’s interpretation of applicable law that, in the reasonable opinion of counsel to BNPP, has the effect of impeding or prohibiting the BNP facility; (c) certain events of insolvency or bankruptcy of the Company or Broomall Funding; (d) specified material reductions in the Company’s or Broomall Funding’s net asset value; (e) any change in the Company’s fundamental or material investment policies; and (f) the termination of the investment advisory and administrative services agreement between the Company and FSIC IV Advisor or if FSIC IV Advisor otherwise ceases to act as investment adviser to the Company and is not immediately replaced by an affiliate or other investment adviser acceptable to BNPP.

Under the terms of the BNP financing agreements, BNPP has the ability to borrow a portion of the pledged collateral, or collectively, the rehypothecated securities, subject to certain limits. Broomall Funding receives a fee from BNPP in connection with any rehypothecated securities. Broomall Funding may designate any security within the pledged collateral as ineligible to be a rehypothecated security, provided there are eligible securities within the segregated custody account in an amount at least equal to the outstanding borrowings owed by Broomall Funding to BNPP. Broomall Funding may recall any rehypothecated security at any time and BNPP must return such security or equivalent security within a commercially reasonable period. In the event BNPP does not return the security, Broomall Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such rehypothecated securities against any outstanding borrowings owed to BNPP under the BNP financing agreements. Rehypothecated securities are marked-to-market daily and if the value of all rehypothecated securities exceeds 100% of the outstanding borrowings owed by Broomall Funding under the BNP financing agreements, BNPP may either reduce the amount of rehypothecated securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Broomall Funding will continue to receive interest and the scheduled repayment of principal balances on rehypothecated securities.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and the dispositions of assets of the Company;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and board of directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s report on internal control over financial reporting is set forth above under the heading “Management’s Report on Internal Control over Financial Reporting” in Item 8 of this annual report on Form 10-K.

Attestation Report of the Registered Public Accounting Firm

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 97.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2016, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of FS Investment Corporation IV (Incorporated by reference to Exhibit (a)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).

3.2	Bylaws of FS Investment Corporation IV (Incorporated by reference to Exhibit (b) to Pre-Effective Amendment No. 2 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 14, 2015).

4.1	Form of Subscription Agreement (Incorporated by reference to Appendix A filed with FS Investment Corporation IV’s final prospectus filed on January 25, 2017 with the Securities and Exchange Commission pursuant to Rule 497 of the Securities Act of 1933, as amended).

4.2	Distribution Reinvestment Plan of FS Investment Corporation IV (Incorporated by reference to Exhibit (e) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).

10.1	Investment Advisory and Administrative Services Agreement, dated as of September 21, 2015, by and between FS Investment Corporation IV and FSIC IV Advisor, LLC (Incorporated by reference to Exhibit (g)(1) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).

10.2	Investment Sub-Advisory Agreement, dated as of September 21, 2015, by and between FSIC IV Advisor, LLC and GSO / Blackstone Debt Funds Management LLC (Incorporated by reference to Exhibit (g)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).

10.3	Dealer Manager Agreement, dated as of September 21, 2015, by and among FS Investment Corporation IV, FSIC IV Advisor, LLC and FS2 Capital Partners, LLC (Incorporated by reference to Exhibit (h)(1) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).

10.4	Amended and Restated Dealer Manager Agreement, dated as of November 11, 2015, by and among FS Investment Corporation IV, FSIC IV Advisor, LLC and FS2 Capital Partners, LLC (Incorporated by reference to exhibit (h)(1) to Post-Effective Amendment No. 2 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on November 12, 2015).

10.5	Second Amended and Restated Dealer Manager Agreement, dated as of January 25, 2017, by and among the Registrant, FSIC IV Advisor, LLC and FS Investment Solutions, LLC (Incorporated by reference to exhibit (h)(1) to Post-Effective Amendment No. 7 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on February 2, 2017).

10.6	Form of Selected Dealer Agreement. (Incorporated by reference to Exhibit (h)(2) to Post-Effective Amendment No. 7 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on February 2, 2017).

10.7	Custodian Agreement, by and between FS Investment Corporation IV and State Street Bank and Trust Company (Incorporated by reference to Exhibit (j) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).

10.8	Escrow Agreement, dated as of September 21, 2015, by and among FS Investment Corporation IV, UMB Bank, N.A. and FS2 Capital Partners, LLC (Incorporated by reference to Exhibit (k)(1) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).

10.9	Amended and Restated Escrow Agreement, dated as of October 9, 2015, by and among FS Investment Corporation IV, UMB Bank, N.A. and FS2 Capital Partners, LLC (Incorporated by reference to Exhibit (k)(1) to Post-Effective Amendment No. 1 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 9, 2015).

10.10	Expense Support and Conditional Reimbursement Agreement, dated as of September 21, 2015, by and between FS Investment Corporation IV and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit (k)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).

10.11	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of October 9, 2015, by and between FS Investment Corporation IV and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit (k)(2) to Post-Effective Amendment No. 1 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 9, 2015).

10.12	Amended and Restated Distribution Plan (Incorporated by reference to Exhibit (k)(3) filed with Post-Effective Amendment No. 7 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on February 2, 2017).

10.13	Amended and Restated Class Shares Plan (Incorporated by reference to Exhibit (k)(4) to Post-Effective Amendment No. 7 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on February 2, 2017).

10.14	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).

10.15	Confirmation Letter Agreement, dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).

10.16	Amended and Restated Confirmation Letter Agreement, dated as of April 12, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on April 14, 2016).

10.17	Second Amended and Restated Confirmation Letter Agreement, effective as of June 3, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on June 8, 2016).
10.18	Third Amended and Restated Confirmation Letter Agreement, effective as of June 30, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on June 13, 2016).

10.19	Fourth Amended and Restated Confirmation Letter Agreement, effective as of January 19, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 1, 2017).

10.20	Investment Management Agreement, dated as of January 19, 2016, by and between FS Investment Corporation IV and Cheltenham Funding LLC (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).

10.21	Guarantee, dated as of January 19, 2016, by FS Investment Corporation IV in favor of Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).

10.22	Committed Facility Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).

10.23	U.S. PB Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd., on behalf of itself and as agent for the BNPP Entities (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).

10.24	Special Custody and Pledge Agreement, dated and effective as of March 1, 2017, by and among Broomall Funding LLC, BNP Paribas Prime Brokerage International, Ltd., and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).

10.25	Investment Management Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and FS Investment Corporation IV (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).

21.1*	Subsidiaries of FS Investment Corporation IV

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

c. Financial statement schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

FS INVESTMENT CORPORATION IV

Date: March 10, 2017	/s/ MICHAEL C. FORMAN
Michael C. Forman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 10, 2017	/s/ MICHAEL C. FORMAN
Michael C. Forman President and Chief Executive Officer and Director (Principal Executive Officer)

Date: March 10, 2017	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 10, 2017	/s/ DAVID J. ADELMAN
David J. Adelman Director

Date: March 10, 2017	/s/ WALTER D’ALESSIO
M. Walter D’Alessio Director

Date: March 10, 2017	/s/ BARBARA J. FOUSS
Barbara J. Fouss Director

Date: March 10, 2017	/s/ THOMAS J. GRAVINA
Thomas J. Gravina Director

Date: March 10, 2017	/s/ MARC LEDERMAN
Marc Lederman Director

Date: March 10, 2017	/s/ GREGORY S. ROST
Gregory S. Rost Director

Date: March 10, 2017	/s/ JUDAH C. SOMMER
Judah C. Sommer Director

Date: March 10, 2017	/s/ JOHN E. STUART
John E. Stuart Director