Form 10-Q
period 2017-03-31
FS Investment Corp IV
filed 2017-05-11
CIK 1637417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 20,909,955 shares of the registrant’s Class T common stock outstanding as of May 2, 2017.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation IV

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2017 (Unaudited)	December 31, 2016
Assets
Investments, at fair value (amortized cost—$163,114 and $61,752, respectively)	$166,113	$63,310
Cash	18,417	47,008
Due from counterparty	64,500	46,000
Receivable for investments sold and repaid	—	15,677
Income receivable	1,639	659
Receivable due on total return swap(1)	1,038	977
Unrealized appreciation on total return swap(1)	4,103	2,422
Deferred financing costs	66	—
Prepaid expenses and other assets	70	36

Total assets	$255,946	$176,089

Liabilities
Payable for investments purchased	$37,189	$11,148
Stockholder distributions payable	—	105
Distribution fees payable	172	—
Management fees payable	938	816
Expense recoupment payable to sponsor(2)	666	—
Accrued capital gains incentive fees(3)	1,514	1,302
Administrative services expense payable	77	180
Interest payable	37	—
Directors’ fees payable	89	88
Other accrued expenses and liabilities	346	454

Total liabilities	41,028	14,093

Commitments and contingencies ($6,084 and $6,345, respectively)(4)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.001 par value, 250,000,000 shares authorized, 19,404,485 and 14,782,671 shares issued and outstanding, respectively	19	15
Class I common stock, $0.001 par value, 350,000,000 shares authorized, none issued and outstanding	—	—
Capital in excess of par value	208,332	157,392
Accumulated net realized gains on investments and total return swap(5)	1,994	2,032
Accumulated distributions in excess of net investment income(5)	(2,529)	(1,423)
Net unrealized appreciation (depreciation) on investments and total return swap	7,102	3,980

Total stockholders’ equity	214,918	161,996

Total liabilities and stockholders’ equity	$255,946	$176,089

Net asset value per share of common stock at period end	$11.08	$10.96

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 4 for a discussion of recoupment of such amounts payable by the Company to its investment adviser and affiliates.

(3)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(4)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(5)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Investment income
Interest income	$1,985	$14
Fee income	1,374	—

Total investment income	3,359	14

Operating expenses
Management fees(1)	1,027	70
Capital gains incentive fees(2)	697	111
Administrative services expenses	100	60
Stock transfer agent fees	70	20
Accounting and administrative fees	24	2
Interest expense	46	—
Distribution fees	316	—
Organization costs	—	199
Offering costs	381	—
Directors’ fees	89	25
Other general and administrative expenses	253	208

Operating expenses	3,003	695
Management fee waiver(1)	(89)	—
Less: Expense reimbursement from sponsor(3)	—	(436)
Add: Expense recoupment to sponsor(3)	666	—

Net expenses	3,580	259

Net investment income (loss)	(221)	(245)

Realized and unrealized gain/loss
Net realized gain (loss) on investments	319	—
Net realized gain (loss) on total return swap(4)	1,675	125
Net change in unrealized appreciation (depreciation) on investments	1,441	90
Net change in unrealized appreciation (depreciation) on total return swap(4)	1,681	455

Total net realized and unrealized gain/loss	5,116	670

Net increase (decrease) in net assets resulting from operations	$4,895	$425

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.28	$0.32

Weighted average shares outstanding	17,319,387	1,310,506

(1)	See Note 4 for a discussion of the waiver by FSIC IV Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(3)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts payable by the Company to its investment adviser and affiliates.

(4)	See Note 8 for a discussion of the Company’s total return swap agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Three Months Ended March 31,
	2017	2016
Operations
Net investment income (loss)	$(221)	$(245)
Net realized gain (loss) on investments and total return swap(1)	1,994	125
Net change in unrealized appreciation (depreciation) on investments	1,441	90
Net change in unrealized appreciation (depreciation) on total return swap(1)	1,681	455

Net increase (decrease) in net assets resulting from operations	4,895	425

Stockholder distributions(2)
Distributions from net investment income	(885)	(114)
Distributions from net realized gain on investments	(2,032)	(91)

Net decrease in net assets resulting from stockholder distributions	(2,917)	(205)

Capital share transactions(3)
Issuance of common stock	49,242	26,162
Reinvestment of stockholder distributions	1,976	148
Repurchases of common stock	(274)	—

Net increase in net assets resulting from capital share transactions	50,944	26,310

Total increase (decrease) in net assets	52,922	26,530
Net assets at beginning of period	161,996	200

Net assets at end of period	$214,918	$26,730

Accumulated distributions in excess of net investment income(3)	$(2,529)	$(359)

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$4,895	$425
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(115,926)	(7,529)
Paid-in-kind interest	(9)	—
Proceeds from sales and repayments of investments	14,961	5,249
Net realized (gain) loss on investments	(319)	—
Net change in unrealized (appreciation) depreciation on investments	(1,441)	(90)
Net change in unrealized (appreciation) depreciation on total return swap(1)	(1,681)	(455)
Accretion of discount	(69)	(6)
Amortization of deferred financing costs	9	—
(Increase) decrease in due from counterparty	(18,500)	(6,500)
(Increase) decrease in receivable for investments sold and repaid	15,677	(969)
(Increase) decrease in income receivable	(980)	(7)
(Increase) decrease in expense reimbursement due from sponsor(2)	—	(436)
(Increase) decrease in receivable due on total return swap(1)	(61)	(125)
(Increase) decrease in prepaid expenses and other assets	(34)	—
Increase (decrease) in payable for investments purchased	26,041	620
Increase (decrease) in distribution fees payable	172	—
Increase (decrease) in management fees payable	122	70
Increase (decrease) in expense recoupment payable to sponsor(2)	666	—
Increase (decrease) in accrued capital gains incentive fees	212	111
Increase (decrease) in administrative services expense payable	(103)	59
Increase (decrease) in interest payable(3)	37	—
Increase (decrease) in directors’ fees payable	1	25
Increase (decrease) in other accrued expenses and liabilities	(108)	322

Net cash provided by (used in) operating activities	(76,438)	(9,236)

Cash flows from financing activities
Issuance of common stock	49,242	22,437
Reinvestment of stockholder distributions	1,976	148
Repurchases of common stock	(274)	—
Stockholder distributions	(3,022)	(196)
Deferred financing costs paid	(75)	—

Net cash provided by financing activities	47,847	22,389

Total increase (decrease) in cash	(28,591)	13,153
Cash at beginning of period	47,008	200

Cash at end of period	$18,417	$13,353

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts payable by the Company to its investment adviser and affiliates.

(3)	See Note 8 for a discussion of the Company’s credit facility. During the three months ended March 31, 2017, the Company did not pay any interest expense on the credit facility.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Schedule of Investments

As of March 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—40.8%
AG Group Merger Sub, Inc.		Commercial & Professional Services	L+750	1.0%	12/29/23	$6,234	$6,234	$6,281
AG Group Merger Sub, Inc.	(e)	Commercial & Professional Services	L+750	1.0%	12/29/23	2,750	2,750	2,771
All Systems Holding LLC		Commercial & Professional Services	L+770	1.0%	10/31/23	3,000	3,000	3,021
American Bath Group, LLC		Capital Goods	L+525	1.0%	9/30/23	282	282	285
American Bath Group, LLC		Capital Goods	L+525	1.0%	9/30/23	2,710	2,697	2,736
AqGen Ascensus, Inc.		Diversified Financials	L+400	1.0%	12/5/22	1,981	1,981	1,997
ASG Technologies Group, Inc.		Software & Services	L+786, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	3,121	3,056	3,167
AVF Parent, LLC		Retailing	L+725	1.3%	3/1/24	8,000	8,000	8,059
AVF Parent, LLC	(e)	Retailing	L+725	1.3%	3/1/24	2,400	2,400	2,418
Caesars Entertainment Resort Properties, LLC		Consumer Services	L+600	1.0%	10/11/20	5,985	6,054	6,029
Casablanca US Holdings Inc.	(h)	Consumer Services	L+475	1.0%	2/21/24	5,000	4,875	4,997
Corner Investment PropCo, LLC		Consumer Services	L+975	1.3%	11/2/19	4,792	4,762	4,876
CSafe Acquisition Co., Inc.		Capital Goods	L+725	1.0%	11/1/21	70	70	70
CSafe Acquisition Co., Inc.	(e)	Capital Goods	L+725	1.0%	11/1/21	191	191	191
CSafe Acquisition Co., Inc.		Capital Goods	L+725	1.0%	10/31/23	1,995	1,995	2,012
CSafe Acquisition Co., Inc.	(e)	Capital Goods	L+725	1.0%	10/31/23	1,217	1,217	1,228
Empire Today, LLC		Retailing	L+800	1.0%	11/17/22	2,993	2,993	3,013
JSS Holdings, Inc.		Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	10,000	9,900	9,900
JSS Holdings, Inc.	(e)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	1,818	1,818	1,818
North Haven Cadence Buyer, Inc.	(e)	Consumer Services	L+500	1.0%	9/2/21	188	188	188
North Haven Cadence Buyer, Inc.		Consumer Services	L+812	1.0%	9/2/22	5,436	5,436	5,470
North Haven Cadence Buyer, Inc.	(e)	Consumer Services	L+750	1.0%	9/2/22	813	813	818
Power Distribution, Inc.		Capital Goods	L+725	1.3%	1/25/23	5,026	5,026	5,026
Propulsion Acquisition, LLC		Commercial & Professional Services	L+600	1.0%	7/13/21	3,431	3,339	3,414
Safariland, LLC		Capital Goods	L+770	1.0%	11/18/23	4,766	4,766	4,849
Safariland, LLC	(e)	Capital Goods	L+725	1.0%	11/18/23	1,285	1,285	1,308
SSC (Lux) Limited S.à r.l.	(g)	Health Care Equipment & Services	L+750	1.0%	9/10/24	4,545	4,545	4,551
Strike, LLC	(e)	Energy	L+800	1.0%	5/30/19	3,333	3,286	3,400
USI Senior Holdings, Inc.		Capital Goods	L+782	1.0%	1/5/22	5,000	5,000	5,011
USI Senior Holdings, Inc.	(e)	Capital Goods	L+725	1.0%	1/5/22	1,190	1,190	1,193
Weight Watchers International, Inc.	(g)(h)	Consumer Services	L+325	0.8%	4/2/20	1,995	1,808	1,863
York Risk Services Holding Corp.	(h)	Insurance	L+375	1.0%	10/1/21	997	990	975

Total Senior Secured Loans—First Lien							101,947	102,935
Unfunded Loan Commitments							(15,138)	(15,138)

Net Senior Secured Loans—First Lien							86,809	87,797

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—8.0%
ASG Technologies Group, Inc.		Software & Services	L+1100, 0.0% PIK (6.0% Max PIK)	1.0%	6/27/22	$1,246	$926	$1,228
Casablanca US Holdings Inc.	(h)	Consumer Services	L+900	1.0%	2/21/25	8,337	8,045	8,232
Chisholm Oil and Gas Operating, LLC		Energy	L+800	1.0%	3/21/24	750	750	750
Chisholm Oil and Gas Operating, LLC	(e)	Energy	L+800	1.0%	3/21/24	250	250	250
LBM Borrower, LLC		Capital Goods	L+925	1.0%	8/20/23	1,427	1,371	1,383
Peak 10, Inc.		Software & Services	L+725	1.0%	6/17/22	333	309	329
TKC Holdings, Inc.		Commercial & Professional Services	L+750	1.0%	2/1/24	3,500	3,466	3,519
TravelCLICK, Inc.		Software & Services	L+775	1.0%	11/6/21	1,665	1,653	1,650

Total Senior Secured Loans—Second Lien							16,770	17,341
Unfunded Loan Commitment							(250)	(250)

Net Senior Secured Loans—Second Lien							16,520	17,091

Senior Secured Bonds—7.4%
Black Swan Energy Ltd.	(g)	Energy	9.0%		1/20/24	1,334	1,334	1,317
Caesars Growth Properties Holdings, LLC	(f)(h)	Consumer Services	9.4%		5/1/22	7,000	7,534	7,538
Valeant Pharmaceuticals International, Inc.	(g)	Pharmaceuticals, Biotechnology & Life Sciences	6.5%		3/15/22	1,734	1,734	1,786
Valeant Pharmaceuticals International, Inc.	(g)	Pharmaceuticals, Biotechnology & Life Sciences	7.0%		3/15/24	3,233	3,233	3,316
Velvet Energy Ltd.	(g)	Energy	9.0%		10/5/23	2,000	2,000	1,989

Total Senior Secured Bonds							15,835	15,946

Subordinated Debt—20.6%
Ascent Resources Utica Holdings, LLC	(f)(h)	Energy	10.0%		4/1/22	10,000	10,000	10,344
BMC Software Finance, Inc.	(f)	Software & Services	7.3%		6/1/18	4,692	4,628	4,833
CEC Entertainment, Inc.	(f)	Consumer Services	8.0%		2/15/22	7,297	6,857	7,650
Coveris Holdings S.A.	(f)(g)	Materials	7.9%		11/1/19	8,029	7,957	7,928
Exterran Energy Solutions, L.P.	(f)(g)(h)	Capital Goods	8.1%		5/1/25	5,143	5,143	5,252
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	9	9	9
York Risk Services Holding Corp.	(f)	Insurance	8.5%		10/1/22	8,695	8,194	8,190

Total Subordinated Debt							42,788	44,206

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Equity/Other—0.5%
ASG Technologies Group, Inc., Warrants, 6/27/2022	(i)	Software & Services	12,081	$344	$207
Chisholm Oil and Gas, LLC, Series A Units	(i)(j)	Energy	53,793	54	54
CSF Group Holdings, Inc., Common Equity	(i)	Capital Goods	17,400	17	17
H.I.G. Empire Holdco, Inc., Common Equity	(i)	Retailing	14	41	42
JSS Holdco, LLC, Net Profits Interest	(i)	Capital Goods	N/A	—	—
North Haven Cadence TopCo, LLC, Common Equity	(i)	Consumer Services	208,333	208	250
PDI Parent LLC, Common Equity	(i)	Capital Goods	230,769	231	231
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services	4	40	45
SSC Holdco Limited, Common Equity	(g)(i)	Health Care Equipment & Services	11,364	227	227

Total Equity/Other				1,162	1,073

TOTAL INVESTMENTS—77.3%				$163,114	166,113

OTHER ASSETS IN EXCESS OF LIABILITIES—22.7%					48,805

NET ASSETS—100.0%					$214,918

Total Return Swap			Notional Amount		Unrealized Appreciation
Citibank TRS Facility (Note 8)	(g)		$166,256		$4,103

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2017, the three-month London Interbank Offered Rate, or LIBOR, or “L,” was 1.15%. PIK means paid-in-kind.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(f)	Security or portion thereof held within Broomall Funding LLC and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage, Inc., or BNP. Securities held within Broomall Funding LLC may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNP (see Note 8).

(g)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2017, 87.3% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 85.7% of the Company’s total assets represented qualifying assets as of March 31, 2017.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

(h)	Position or portion thereof unsettled as of March 31, 2017.

(i)	Security is non-income producing.

(j)	Security held within FSIC IV Investments, LLC, a wholly-owned subsidiary of the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Consolidated Schedule of Investments

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—25.5%
AG Group Merger Sub, Inc.		Commercial & Professional Services	L+750	1.0%	12/29/23	$6,250	$6,250	$6,250
AG Group Merger Sub, Inc.	(g)	Commercial & Professional Services	L+750	1.0%	12/29/23	2,750	2,750	2,750
All Systems Holding LLC		Commercial & Professional Services	L+770	1.0%	10/31/23	3,000	3,000	3,025
AqGen Ascensus, Inc.		Diversified Financials	L+450	1.0%	12/5/22	1,986	1,963	1,988
ASG Technologies Group, Inc.		Software & Services	L+786, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	3,111	3,043	3,158
Corner Investment PropCo, LLC		Consumer Services	L+975	1.3%	11/2/19	4,792	4,760	4,840
CSafe Acquisition Co., Inc.		Capital Goods	L+725		11/1/21	35	35	35
CSafe Acquisition Co., Inc.	(g)	Capital Goods	L+725		11/1/21	226	226	226
CSafe Acquisition Co., Inc.		Capital Goods	L+725		10/31/23	2,000	2,000	2,000
CSafe Acquisition Co., Inc.	(g)	Capital Goods	L+725		10/31/23	1,217	1,217	1,217
Empire Today, LLC		Retailing	L+800	1.0%	11/17/22	3,000	3,000	3,027
JSS Holdings, Inc.		Capital Goods	L+650	1.0%	8/31/21	3,516	3,403	3,498
North Haven Cadence Buyer, Inc.	(g)	Consumer Services	L+500	1.0%	9/2/21	188	188	188
North Haven Cadence Buyer, Inc.		Consumer Services	L+813	1.0%	9/2/22	5,354	5,354	5,354
North Haven Cadence Buyer, Inc.	(g)	Consumer Services	L+750	1.0%	9/2/22	896	896	896
Propulsion Acquisition, LLC		Commercial & Professional Services	L+600	1.0%	7/13/21	3,439	3,343	3,371
Safariland, LLC		Capital Goods	L+769	1.0%	11/18/23	4,766	4,766	4,754
Safariland, LLC	(g)	Capital Goods	L+725	1.0%	11/18/23	1,285	1,285	1,282
Strike LLC	(g)	Energy	L+800	1.0%	5/30/19	3,333	3,284	3,283

Total Senior Secured Loans—First Lien							50,763	51,142
Unfunded Loan Commitments							(9,846)	(9,846)

Net Senior Secured Loans—First Lien							40,917	41,296

Senior Secured Loans—Second Lien—3.6%
ASG Technologies Group, Inc.		Software & Services	L+1100, 0.0% PIK (6.0% Max PIK)	1.0%	6/27/22	1,246	917	1,209
BBB Industries US Holdings, Inc.		Automobiles & Components	L+875	1.0%	11/3/22	3,000	2,828	2,925
LBM Borrower, LLC		Capital Goods	L+925	1.0%	8/20/23	1,427	1,369	1,395
Peak 10, Inc.		Software & Services	L+725	1.0%	6/17/22	333	309	314

Total Senior Secured Loans—Second Lien							5,423	5,843

Senior Secured Bond—1.3%
Velvet Energy Ltd.	(e)	Energy	9.0%		10/5/23	2,000	2,000	2,045

Total Senior Secured Bond							2,000	2,045

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Subordinated Debt—8.3%
BMC Software Finance, Inc.		Software & Services	7.3%		6/1/18	$6,000	$5,913	$6,026
CEC Entertainment, Inc.		Consumer Services	8.0%		2/15/22	7,297	6,839	7,467
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	9	9	9

Total Subordinated Debt							12,761	13,502

						Number of Shares	Cost	Fair Value(d)
Equity/Other—0.4%
ASG Technologies Group, Inc., Warrants, 6/27/2022	(f)	Software & Services				12,081	344	307
CSF Group Holdings, Inc., Common Equity	(f)	Capital Goods				17,400	17	17
H.I.G. Empire Holdco, Inc., Common Equity	(f)	Retailing				14	42	42
North Haven Cadence Buyer, Inc., Common Equity	(f)	Consumer Services				208,333	208	219
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services				4	40	39

Total Equity/Other							651	624

TOTAL INVESTMENTS—39.1%							$61,752	63,310

OTHER ASSETS IN EXCESS OF LIABILITIES—60.9%								98,686

NET ASSETS—100.0%								$161,996

Total Return Swap						Notional Amount		Unrealized Appreciation
Citibank TRS Facility (Note 8)	(e)					$110,444		$2,422

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2016, the three-month London Interbank Offered Rate, or LIBOR, or “L,” was 1.00%. PIK means paid-in-kind.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

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

See notes to unaudited consolidated financial statements.

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

The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2017, the Company had two wholly-owned subsidiaries through which it has entered into financing arrangements and one wholly-owned subsidiary through which it holds an interest in a certain non-controlled and non-affiliated portfolio company. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2017. All significant intercompany transactions have been eliminated in consolidation.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase or otherwise acquire minority interests, in target companies, in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity. Any such minority interests are generally acquired in conjunction with one of the Company’s debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC IV Advisor will seek to tailor the Company’s investment focus as market conditions evolve. Depending on market conditions, the Company may increase or decrease its exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. The December 31, 2016 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Update No. 2013-08, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

Use of Estimates: The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded, and all amounts are in thousands, except share and per share amounts.

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

Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal, and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the Company’s Registration Statement on Form N-2 and salaries and direct expenses of FSIC IV Advisor’s personnel, employees of its affiliates and others while engaged in such activities. The Company will defer and amortize such costs as an expense over twelve months as the Company raises proceeds in its continuous public offering. During the three months ended March 31, 2017, the Company expensed $381 of offering costs as it raised proceeds in its continuous public offering, which commenced on January 6, 2016. During the three months ended March 31, 2017 and the period from February 25, 2015 (Inception) to December 31, 2016, the Company incurred offering costs of $786 and $6,554, respectively, which were paid on the Company’s behalf by FS Investments (see Note 4).

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

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three months ended March 31, 2016 and the audited consolidated financial statements as of and for the year ended December 31, 2016 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three months ended March 31, 2017. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	4,468,122	$50,825	2,509,726	$26,569
Reinvestment of Distributions	178,690	1,976	14,184	148

Total Gross Proceeds	4,646,812	52,801	2,523,910	26,717
Upfront Selling Commissions and Dealer Manager Fees(1)	—	(1,583)	—	(407)

Net Proceeds to Company	4,646,812	51,218	2,523,910	26,310
Share Repurchase Program(2)	(24,998)	(274)	—	—

Net Proceeds from Share Transactions	4,621,814	$50,944	2,523,910	$26,310

(1)

Effective January 25, 2017, in connection with certain changes to the Company’s plan of distribution, FS Investment Solutions, LLC (formerly FS2 Capital Partners, LLC), or FS Investment Solutions, the dealer manager for the Company’s continuous public offering and an affiliate of the Company, began receiving upfront selling commissions of up to 3.00% and dealer manager fees of up to 1.25% of the gross proceeds received on Class T shares sold in the offering. The Company expects that all of the upfront selling commissions and all or a portion of the dealer manager fees will be reallowed to selected broker-dealers and financial representatives. Prior to January 25, 2017, Class T shares were subject to upfront selling commissions of up to 2.20% of gross proceeds and were not subject to dealer manager fees.

(2)	Share repurchase program amounts are presented including any applicable contingent deferred sales charge. Beginning with the quarterly tender offer conducted during the three months ended March 31, 2017, Class T shares tendered pursuant to the Company’s share repurchase program were no longer subject to a contingent deferred sales charge. See below for a discussion of the Company’s share repurchase program and see Note 4 for the amount of the contingent deferred sales charge earned by FS Investment Solutions.

Status of Continuous Public Offering

Since commencing its continuous public offering and through May 2, 2017, the Company has issued 20,976,483 shares of Class T common stock for gross proceeds of $232,355, including Class T common stock issued under its distribution reinvestment plan and $8,959 in gross proceeds from the principal of FSIC IV Advisor, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC IV Advisor and GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser. As of May 2, 2017, the Company had raised total gross proceeds of $232,555, including $200 of seed capital contributed by the principal of FSIC IV Advisor in February 2015 (see Note 4).

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

During the three months ended March 31, 2017 and 2016, the Company issued 4,646,812 and 2,523,910 shares of Class T common stock for gross proceeds of $52,801 and $26,717 at an average price per share of $11.36 and $10.59, respectively. The gross proceeds received during the three months ended March 31, 2017 and 2016 include reinvested stockholder distributions of $1,976 and $148, for which the Company issued 178,690 and 14,184 shares of Class T common stock. During the period from April 1, 2017 to May 2, 2017, the Company issued 1,547,262 shares of Class T common stock for gross proceeds of $17,944 at an average price per share of $11.60.

The proceeds from the issuance of common stock as presented on the Company’s unaudited consolidated statements of changes in net assets and unaudited consolidated statements of cash flows are presented net of upfront selling commissions and dealer manager fees, as applicable, of $1,583 and $407 for the three months ended March 31, 2017 and 2016.

The Company has submitted to the SEC an application for an exemptive order to permit it to offer additional classes of common stock. In the event the Company obtains such relief, it intends to amend its registration statement to offer additional classes of common stock, with each class having a different upfront sales load and fee and expense structure. There can be no assurance that the Company will receive an exemptive order from the SEC.

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

Historically, the Company limited the number of shares of common stock to be repurchased during any calendar year to the lesser of (i) the number of shares of common stock that the Company could repurchase with the proceeds it received from the sale of shares of common stock under the Company’s distribution reinvestment plan during the calendar year (less the amount of any such proceeds used to repurchase shares of common stock on each previous repurchase date during the calendar year) and (ii) 10.0% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter. On May 9, 2017, the board of directors of the Company amended the share repurchase program so that the maximum number of shares of common stock to be repurchased for any repurchase offer will not exceed (i) the greater of (x) the number of shares of common stock that the Company can repurchase with the proceeds it receives from the sale of shares of common stock under its distribution reinvestment plan during the twelve-month period

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

ending on the expiration date of such repurchase offer (less the amount of any such proceeds used to repurchase shares of common stock on each previous repurchase date for tender offers conducted during such period) and (y) the number of shares of common stock that the Company can repurchase with the proceeds it receives from the sale of shares of common stock under its distribution reinvestment plan during three-month period ending on the expiration date of such repurchase offer and (ii) 10.0% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter. The purpose of this amendment was to provide the potential for the repurchase of a greater number of shares under the share repurchase program, particularly in the early quarters of the calendar year, in light of the limitation relating to proceeds received in connection with the Company’s distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. The Company’s board of directors reserves the right, in its sole discretion, to limit the number of shares to be repurchased for each class by applying the limitations on the number of shares to be repurchased, noted above, on a per class basis. The Company intends to offer to repurchase such shares of common stock at the net offering price in effect on each date of repurchase. The Company’s board of directors may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice.

Prior to January 25, 2017, if a stockholder tendered his or her shares for repurchase by the Company, such shares were subject to a contingent deferred sales charge of 3.90%. The contingent deferred sales charge was calculated based upon the lesser of the estimated value of Class T shares as of the date of repurchase and the public offering price at the time such shares were purchased. The contingent deferred sales charge was not payable with respect to shares issued under the Company’s distribution reinvestment plan. Beginning with the tender offer conducted during the three months ended March 31, 2017, shares were longer be subject to a contingent deferred sales charge.

The following table provides information concerning the Company’s repurchase of shares of its common stock pursuant to its share repurchase program during the three months ended March 31, 2017:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2017
December 31, 2016	January 4, 2017	24,998	100%	0.17%	$10.9536	$274

On April 5, 2017, the Company repurchased 41,792 shares of common stock (representing 100% of the shares of common stock tendered for repurchase and 0.22% of the shares outstanding as of such date) at $11.1070 per share for aggregate consideration totaling $464.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions

Compensation of the Investment Adviser

Pursuant to the investment advisory and administrative services agreement, FSIC IV Advisor is entitled to an annual base management fee of 2.0% of the average weekly value of the Company’s gross assets (gross assets equal the total assets of the Company set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. The Company commenced accruing fees under the investment advisory and administrative services agreement on January 6, 2016, upon commencement of the Company’s investment operations. Base management fees are paid on a quarterly basis in arrears. Effective February 1, 2017, FSIC IV Advisor contractually agreed to permanently waive 0.25% of its base management fee to which it is entitled under the investment advisory and administrative services agreement, so that the fee received equals 1.75% of the average weekly value of the Company’s gross assets.

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

Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, FS Investments, an affiliate of FSIC IV Advisor, funded the Company’s organization and offering costs. Following this period, the Company has paid certain of its organization and offering costs directly and has reimbursed FSIC IV Advisor for offering costs incurred by FSIC IV Advisor on the Company’s behalf, including marketing expenses, with respect to salaries and other direct expenses of FSIC IV Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock. On January 6, 2016, the investment advisory and administrative services agreement became effective upon satisfaction of the minimum offering requirement, and FSIC IV Advisor became entitled to receive up to 0.75% of the gross proceeds raised in the Company’s continuous public offering until all organization and offering costs incurred have been recovered. As the Company reimburses FSIC IV Advisor for such costs, organization costs are charged to expense and offering costs are deferred and amortized to expense over twelve months.

FS Investments funded certain of the Company’s organization and offering costs in the amounts of $786 and $6,871, respectively, for the three months ended March 31, 2017 and the period from February 25, 2015 (Inception) to December 31, 2016. Under the investment advisory and administrative services agreement, there was no liability on the Company’s part for the organization and offering costs funded by FSIC IV Advisor or its affiliates (including FS Investments) until the Company satisfied the minimum offering requirement on January 6, 2016. Since commencing its continuous public offering and through March 31, 2017, the Company has paid total reimbursements of $1,573 to FSIC IV Advisor and its affiliates for organization and offering costs funded by them.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement and pursuant to the Company’s share repurchase program during the three months ended March 31, 2017 and 2016:

			Three Months Ended March 31,
Related Party	Source	Description	2017	2016
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$938	$70
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$697	$111
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$100	$60
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$381	—
FS Investment Solutions	Share Repurchase Program	Contingent Deferred Sales Charge(5)	$ 10	—

(1)	FSIC IV Advisor has contractually agreed, effective February 1, 2017, to permanently waive 0.25% of its base management fee to which it is entitled under the investment advisory and administrative services agreement so that the fee received equals 1.75% of the average weekly value of the Company’s gross assets. As a result, the amount shown for the three months ended March 31, 2017 is net of waivers of $89. During the three months ended March 31, 2017, $816 in base management fees were paid to FSIC IV Advisor. During the three months ended March 31, 2016, $70 in base management fees were applied to offset the liability of FS Investments under the expense reimbursement agreement (see “—Expense Reimbursement” below). As of March 31, 2017, $938 in base management fees were payable to FSIC IV Advisor.
(2)	During the three months ended March 31, 2017 and 2016, the Company accrued capital gains incentive fees of $697 and $111, respectively, based on the performance of its portfolio. As of March 31, 2017 and December 31, 2016, the Company had accrued $1,514 and $1,302, respectively, in capital gains incentive fees, of which $1,499 and $817, respectively, was based on unrealized gains and $15 and $485, respectively, was based on realized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. The Company paid FSIC IV Advisor $485 in capital gains incentive fees during the three months ended March 31, 2017. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(3)	During the three months ended March 31, 2017 and 2016, $92 and $59, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC IV Advisor and the remainder related to other reimbursable expenses. The Company paid $203 and $1 in administrative services expenses to FSIC IV Advisor during the three months ended March 31, 2017 and 2016, respectively.
(4)	During the three months ended March 31, 2017, the Company expensed offering costs of $381, which related to reimbursements to FSIC IV Advisor for offering costs incurred on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC IV Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock.
(5)	Represents the total amount of contingent deferred sales charges paid to FS Investment Solutions by stockholders who tendered shares pursuant to the Company’s share repurchase program. Beginning with the quarterly tender offer conducted during the three months ended March 31, 2017, Class T shares tendered pursuant to the Company’s share repurchase program were no longer subject to a contingent deferred sales charge.

Compensation of the Dealer Manager

The dealer manager for the Company’s continuous public offering is FS Investment Solutions, which is one of the Company’s affiliates. Under a second amended and restated dealer manager agreement, dated as of January 25, 2017, among the Company, FSIC IV Advisor and FS Investment Solutions, FS Investment Solutions is entitled to receive upfront selling commissions and dealer manager fees in connection with the sale of shares of common stock in the Company’s continuous public offering, all or a portion of which may be reallowed to

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

selected broker-dealers and financial representatives. The dealer manager reallowed to selected broker dealers and other financial representatives all of the upfront selling commissions and dealer manager fees, as applicable, it was entitled to receive during the three months ended March 31, 2017.

Shares of Class T common stock are subject to annual distribution fees of 1.00% of the estimated value of such shares, as determined in accordance with applicable rules of The Financial Industry Regulatory Authority, Inc., or FINRA. The annual distribution fees will be paid by the Company to the dealer manager pursuant to a distribution plan adopted by the Company in compliance with Rules 12b-1 and 17d-3 under the 1940 Act, as if those rules applied to the Company. Among other requirements, such plan must be approved annually by a vote of the Company’s board of directors, including the directors who are not “interested persons” as defined in the 1940 Act and have no direct or indirect financial interest in the operation of such plan or in any agreements related to such plan.

Except for Class T shares purchased through investment advisors whose contracts for investment advisory and related services include a fixed or “wrap” fee or other asset-based fee arrangement, all of the annual distribution fees are expected to be reallowed to selected broker-dealers and financial representatives. The annual distribution fees are intended to compensate the dealer manager and its affiliates, selected broker-dealers and financial representatives for services rendered and expenses incurred in connection with the ongoing marketing, sale and distribution of such shares.

The annual distribution fees began accruing daily on February 1, 2017, and are paid on a monthly basis. The annual distribution fees are payable with respect to all shares of Class T common stock, other than shares issued under the Company’s distribution reinvestment plan. The annual distribution fees will terminate for all Class T stockholders upon a liquidity event. In addition, the Company will stop paying the annual distribution fees with respect to any outstanding Class T share when the total underwriting compensation from the upfront selling commissions, dealer manager fees and annual distribution fees attributable to such share equals 7.25% of gross offering proceeds. This amount is referred to as the sales charge cap. The sales charge cap applicable to certain shares, including shares sold prior to January 25, 2017, will be reduced by the amount of any upfront sales load that is waived for such shares or to otherwise account for any lower upfront sales load paid by an investor with respect to such shares.

Provided the Company offers a class of common stock with no sales load or asset-based service or annual distribution fees, or a No-Load Share Class, in the future, upon a Class T share reaching the applicable sales charge cap, such share will be converted into a share of such No-Load Share Class and will no longer be subject to ongoing annual distribution fees. If the Company does not receive an exemptive order satisfactory to it to offer additional share classes and therefore do not offer a No-Load Share Class, the annual distribution fees for all Class T shares will terminate upon the earliest of (i) any Class T share purchased after January 25, 2017 reaching the applicable sales charge cap, (ii) the Company’s dealer manager advising the Company that the aggregate underwriting compensation payable from all sources (determined in accordance with applicable FINRA rules) would be in excess of 10% of the gross proceeds of this offering and (iii) a liquidity event.

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

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

As of May 2, 2017, the Company issued an aggregate of 861,179 shares of Class T common stock for aggregate gross proceeds of $8,959 to the principal of FSIC IV Advisor, members of the Company’s board of directors and other individuals and entities affiliated with FSIC IV Advisor and GDFM, including shares of Class T common stock sold to Mr. Forman in February 2015.

Potential Conflicts of Interest

FSIC IV Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of the investment advisers to certain other BDCs, open- and closed-end management investment companies and a real estate investment trust sponsored by FS Investments, or the Fund Complex. As a result, such personnel provide, or expect to provide, investment advisory services to certain others funds in the Fund Complex and such personnel may serve in similar or other capacities for the investment advisers to future investment vehicles in the Fund Complex. While none of the investment advisers are currently providing investment advisory services to clients other than the funds in the Fund Complex, any, or all, may do so in the future. In the event that FSIC IV Advisor or its management team undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSIC IV Advisor or its management team. For additional information regarding potential conflicts of interest, please see the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse FS Investments for any amounts funded by FS Investments under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which FS Investments funded such amount, the sum of the Company’s net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the cumulative distributions paid by the Company to its stockholders during such quarter; provided, however, that (i) the Company will only reimburse FS Investments for expense support payments made by FS Investments with respect to any calendar quarter to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to shares of common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to shares of its common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from FS Investments was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from FS Investments made during the same fiscal year); and (ii) the Company will not reimburse FS Investments for expense support payments made by FS Investments for any calendar quarter if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time FS Investments made the expense support payment to which such reimbursement payment relates. The Company is not obligated to pay interest on the reimbursements it is required to make to FS Investments under the expense reimbursement agreement. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, annual distribution fees, organization and offering costs, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

During the three months ended March 31, 2017, the Company did not accrue any amounts for expense reimbursements that FS Investments has agreed to pay. During the period from January 6, 2016 (Commencement of Operations) through March 31, 2016, the Company accrued $436 for expense reimbursements that FS Investments agreed to pay. These reimbursements were funded, in part, through the offset of management fees payable by the Company to FSIC IV Advisor. As of March 31, 2017, the Company did not have any reimbursements due from FS Investments.

As discussed above, under the expense reimbursement agreement, amounts reimbursed to the Company by FS Investments may become subject to repayment by the Company in the future. During the three months ended March 31, 2017, no such repayments were made by the Company. During the three months ended March 31, 2017, the Company accrued $666 for expense recoupments payable to FS Investments. As of March 31, 2017, the Company had $666 of expense recoupments due to FS Investments and no further amounts remain subject to repayment by the Company to FS Investments in the future.

FS Investments is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and FS Investments’ co-founder, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of the Company’s expenses in future quarters.

FS Benefit Trust

FS Benefit Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of FS Investments and its affiliates. During the three months ended March 31, 2017 and 2016, FS Benefit Trust did not purchase any of the Company’s shares of common stock.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the three months ended March 31, 2017 and 2016:

	Distribution(1)
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.1496	$205
Fiscal 2017
March 31, 2017	$0.1877	$2,917

(1)	Distribution amounts shown are net of annual distribution fees, which began accruing on February 1, 2017. See Note 4 for a discussion regarding annual distribution fees.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The Company currently declares regular cash distributions on a weekly basis and pays such distributions on a monthly basis. On March 8, 2017, the Company’s board of directors declared regular weekly cash distributions for April 2017 through June 2017 in the gross amount of $0.015454 per share. On April 6, 2017, the Company’s board of directors determined to increase the regular weekly gross cash distributions for stockholders of record as of April 11, 2017 through June 2017 to $0.015521 per share. On May 9, 2017, the Company’s board of directors declared regular weekly cash distributions for July 2017 through September 2017 in the gross amount of $0.015521 per share. These distributions have been or will be paid monthly to Class T stockholders of record as of weekly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

For a period of time following commencement of the Company’s continuous public offering, which time period may be significant, substantial portions of the Company’s distributions have been, and may in the future, be funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through the waiver of certain investment advisory fees by FSIC IV Advisor, that are subject to repayment by the Company within three years. The purpose of this arrangement is to ensure that no portion of the Company’s distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

through expense reimbursements or waivers of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or FS Investments continues to make such reimbursements or waivers of such fees. The Company’s future repayments of amounts reimbursed or waived by FS Investments or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. FS Investments and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. No portion of the distributions paid during the three months ended March 31, 2017 was funded through the reimbursement of operating expenses by FS Investments. If FS Investments had not reimbursed certain of the Company’s expenses, 56% of the aggregate amount of distributions paid during the three months ended March 31, 2016 would have been funded from offering proceeds or borrowings.

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	885	30%	—	—
Short-term capital gains proceeds from the sale of assets	2,032	70%	91	44%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	114	56%

Total	$2,917	100%	$205	100%

(1)	During the three months ended March 31, 2017 and 2016, 97.6% and 92.9%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.1% and 7.1%, respectively, was attributable to non-cash accretion of discount and 0.3% and 0.0%, respectively, was attributed to PIK interest.

The Company’s net investment income on a tax basis for the three months ended March 31, 2017 and 2016 was $2,684 and $114, respectively. As of March 31, 2017 and December 31, 2016, the Company had $2,549 and $2,032, respectively, of undistributed net investment income and accumulated undistributed net realized gains on a tax basis.

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

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table sets forth a reconciliation between GAAP-basis net investment income (loss) and tax-basis net investment income during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
GAAP-basis net investment income (loss)	$(221)	$(245)
Tax-basis deferral and amortization of organization costs	(5)	197
Reversal of incentive fee accrual on unrealized gains	682	96
Reclassification of unamortized original issue discount and prepayment fees	(185)	(5)
Tax-basis net investment income portion of total return swap payments	1,429	39
Accretion of discount on total return swap	603	32
Other miscellaneous differences	381	—

Tax-basis net investment income	$2,684	$114

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

As of March 31, 2017 and December 31, 2016, the components of accumulated earnings on a tax basis were as follows:

	March 31, 2017 (Unaudited)	December 31, 2016
Distributable ordinary income (net investment income and short-term capital gains)	$2,549	$2,032
Other temporary differences	(677)	(1,114)
Net unrealized appreciation (depreciation) on investments and total return swap(1)	6,499	3,671

Total	$8,371	$4,589

(1)	As of March 31, 2017 and December 31, 2016, the gross unrealized appreciation on the Company’s investments and TRS was $6,739 and $3,725, respectively. As of March 31, 2017 and December 31, 2016, the gross unrealized depreciation on the Company’s investments was $240 and $54, respectively.

The aggregate cost of the Company’s investments, including the accretion of discount on the TRS, for U.S. federal income tax purposes totaled $163,717 and $62,061 as of March 31, 2017 and December 31, 2016, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s TRS, was $6,499 and $3,671 as of March 31, 2017 and December 31, 2016, respectively.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$86,809	$87,797	53%	$40,917	$41,296	65%
Senior Secured Loans—Second Lien	16,520	17,091	10%	5,423	5,843	9%
Senior Secured Bonds	15,835	15,946	9%	2,000	2,045	3%
Subordinated Debt	42,788	44,206	27%	12,761	13,502	22%
Equity/Other	1,162	1,073	1%	651	624	1%

Total	$163,114	$166,113	100%	$61,752	$63,310	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2017 and December 31, 2016 to include, on a look through basis, the investments underlying the TRS, as disclosed in Note 8. The investments underlying the TRS had a notional amount and market value of $166,256 and $169,377, respectively as of March 31, 2017 and $110,444 and $112,411, respectively, as of December 31, 2016.

	March 31, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$225,026	$228,515	68%	$136,436	$138,354	79%
Senior Secured Loans—Second Lien	44,559	45,750	14%	20,348	21,196	12%
Senior Secured Bonds	15,835	15,946	5%	2,000	2,045	1%
Subordinated Debt	42,788	44,206	13%	12,761	13,502	8%
Equity/Other	1,162	1,073	0%	651	624	0%

Total	$329,370	$335,490	100%	$172,196	$175,721	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of March 31, 2017 and December 31, 2016, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2017, the Company had eleven unfunded debt

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

investments with aggregate unfunded commitments of $15,388 and one unfunded commitment to purchase up to $21 in shares of series A units of Chisholm Oil and Gas, LLC. As of December 31, 2016, the Company had seven unfunded debt investments with aggregate unfunded commitments of $9,846. The Company maintains sufficient cash on hand and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of March 31, 2017 and audited consolidated schedule of investments as of December 31, 2016.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2017 and December 31, 2016:

	March 31, 2017 (Unaudited)		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$—	—	$2,925	5%
Capital Goods	36,809	22%	11,696	19%
Commercial & Professional Services	16,310	10%	12,694	20%
Consumer Services	46,910	28%	17,880	28%
Diversified Financials	1,997	1%	1,988	3%
Energy	14,568	9%	2,044	3%
Health Care Equipment & Services	4,778	3%	—	—
Insurance	9,165	5%	—	—
Materials	7,928	5%	—	—
Pharmaceuticals, Biotechnology & Life Sciences	5,102	3%	—	—
Retailing	11,132	7%	3,069	5%
Software & Services	11,414	7%	11,014	17%

Total	$166,113	100%	$63,310	100%

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

As of March 31, 2017 and December 31, 2016, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2017 (Unaudited)		December 31, 2016
	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—	—
Level 3—Significant unobservable inputs	166,113	4,103	63,310	2,422

Total	$166,113	$4,103	$63,310	$2,422

The Company’s investments as of March 31, 2017 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Fourteen senior secured loan investments, two senior secured bond investments and one subordinated debt investment, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Seven of the Company’s equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income or revenues. Two senior secured loan investments and two equity/other investments, which were newly issued and purchased near March 31, 2017, were valued at cost, as the Company’s board of directors determined that the cost of such investments was the best indication of its fair value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

The Company’s investments as of December 31, 2016 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Nine senior secured loan investments, one senior secured bond investment and one subordinated debt investment for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. All of the Company’s equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two senior secured loan investments, which were newly issued and purchased near December 31, 2016, were valued at cost, as the Company’s board of directors determined that the cost of such investments was the best indication of its fair value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The Company values the TRS in accordance with the agreements between Cheltenham Funding and Citibank that collectively established the TRS, which agreements are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The valuation committee of the Company’s board of directors, or the valuation committee, and the board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis. To the extent the valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. For additional information on the Company’s TRS, see Note 8.

The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where the Company’s board of directors otherwise determines that the use of such other methods is appropriate. The Company periodically benchmarks the valuations provided by the independent valuation firms against the actual prices at which the Company purchases and sells its investments. The valuation committee and the board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation policy.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the three months ended March 31, 2017 and 2016 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2017
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$41,296	$5,843	$2,045	$13,502	$624	$63,310
Accretion of discount (amortization of premium)	18	14	—	37	—	69
Net realized gain (loss)	157	169	—	(7)	—	319
Net change in unrealized appreciation (depreciation)	609	151	66	677	(62)	1,441
Purchases	55,323	13,914	13,835	32,343	511	115,926
Paid-in-kind interest	9	—	—	—	—	9
Sales and redemptions	(9,615)	(3,000)	—	(2,346)	—	(14,961)
Net transfers in or out of Level 3	—	—	—	—		—

Fair value at end of period	$87,797	$17,091	$15,946	$44,206	$1,073	$166,113

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$728	$249	$66	$702	$(62)	$1,683

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

	For the Three Months Ended March 31, 2016
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$—	$—	$—	$—	$—	$—
Accretion of discount (amortization of premium)	6	—	—	—	—	6
Net realized gain (loss)	11	—	—	(11)	—	—
Net change in unrealized appreciation (depreciation)	59	30	—	1	—	90
Purchases	1,909	620	—	5,000	—	7,529
Sales and redemptions	(1,070)	—	—	(4,179)	—	(5,249)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$915	$650	$—	$811	$—	$2,376

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$59	$30	$—	$1	$—	$90

The following is a reconciliation for the three months ended March 31, 2017 and 2016 of the total return swap for which significant unobservable inputs (Level 3) were used in determining the fair value:

	For the Three Months Ended March 31,
	2017	2016
Fair value at beginning of period	$2,422	$—
Accretion of discount (amortization of premium)	—	—
Net realized gain (loss)	1,675	125
Net change in unrealized appreciation (depreciation)	1,681	455
Sales and redemptions	(1,675)	(125)
Net transfers in or out of Level 3	—	—

Fair value at end of period	$4,103	$455

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to the total return swap still held at the reporting date	$1,681	$455

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2017 and December 31, 2016 were as follows:

Type of Investment	Fair Value at March 31, 2017 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$50,540	Market Comparables	Market Yield (%)	7.8% - 11.1%	9.0%
	70	Other(2)	Other(2)	N/A	N/A
	27,287	Market Quotes	Indicative Dealer Quotes	93.0% - 102.5%	100.0%
	9,900	Cost	Cost	99.0% - 99.0%	99.0%
Senior Secured Loans—Second Lien	1,228	Market Comparables	Market Yield (%)	12.3% - 12.8%	12.5%
	15,113	Market Quotes	Indicative Dealer Quotes	96.1% - 101.0%	99.0%
	750	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Bonds	3,306	Market Comparables	Market Yield (%)	9.0% - 9.8%	9.4%
	12,640	Market Quotes	Indicative Dealer Quotes	102.3% - 107.8%	105.7%
Subordinated Debt	9	Market Comparables	EBITDA Multiples (x)	10.5x - 11.5x	11.0x
	44,197	Market Quotes	Indicative Dealer Quotes	93.8% - 105.3%	100.9%
Equity/Other	1,019	Market Comparables	EBITDA Multiples (x)	7.5x - 14.0x	9.5x
	54	Cost	Cost	100.0% - 100.0%	100.0%

Total	$166,113

Total Return Swap	$4,103	Market Quotes	Indicative Dealer Quotes	83.0% - 101.5%	98.2%

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which was provided by an independent third-party pricing service and screened for validity by such service. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement.
(2)	Fair value based on expected outcome of proposed corporate transactions or other various factors.

Type of Investment	Fair Value at December 31, 2016	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$21,315	Market Comparables	Market Yield (%)	8.0% - 10.5%	9.1%
	34	Other(2)	Other(2)	N/A	N/A
	13,697	Market Quotes	Indicative Dealer Quotes	97.0% - 101.5%	99.8%
	6,250	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Loans—Second Lien	1,209	Market Comparables	Market Yield (%)	12.5% - 13.0%	12.8%
	4,634	Market Quotes	Indicative Dealer Quotes	93.5% - 98.5%	97.4%
Senior Secured Bonds	2,045	Market Comparables	Market Yield (%)	8.5% - 9.0%	8.8%
Subordinated Debt	9	Market Comparables	EBITDA Multiples (x)	9.3x - 10.3x	9.8x
	13,493	Market Quotes	Indicative Dealer Quotes	99.9% - 102.8%	101.5%
Equity/Other	624	Market Comparables	EBITDA Multiples (x)	7.0x - 14.3x	9.6x

Total	$63,310

Total Return Swap	$2,422	Market Quotes	Indicative Dealer Quotes	81.4% - 101.8%	97.6%

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which was provided by an independent third-party pricing service and screened for validity by such service. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement.
(2)	Fair value based on expected outcome of proposed corporate transactions or other various factors.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2017 and December 31, 2016. For additional information regarding these financing arrangements, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2016 and the additional disclosure set forth in this Note 8.

	As of March 31, 2017 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility	Prime Brokerage	L+1.25%	—	$50,000	December 26, 2017	(1)
Citibank Total Return Swap	Total Return Swap	L+1.60%	$166,256	$8,744	N/A	(2)

(1)	As described below, this facility generally is terminable upon 270 days’ notice by either party. As of March 31, 2017, neither party to the facility had provided notice of its intent to terminate the facility.
(2)	The TRS may be terminated by Cheltenham Funding at any time, subject to payment of an early termination fee if prior to July 19, 2017, or by Citibank on or after July 19, 2017, in each case, in whole or in part, upon prior written notice to the other party.

	As of December 31, 2016
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap(1)	Total Return Swap	L+1.60%	$110,444	$14,556	N/A	(2)

(1)	On January 30, 2017, Cheltenham Funding entered into an amendment to the TRS, effective January 19, 2017, to increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS from $125,000 to $175,000.
(2)	The TRS may be terminated by Cheltenham Funding at any time, subject to payment of an early termination fee if prior to July 19, 2017, or by Citibank on or after July 19, 2017, in each case, in whole or in part, upon prior written notice to the other party.

BNP Facility

On February 10, 2017, Broomall Funding LLC, or Broomall Funding, the Company’s wholly-owned subsidiary, entered into a committed facility arrangement, or the BNP facility, with BNP Paribas Prime Brokerage International, Ltd., or BNPP, pursuant to which Broomall Funding may borrow, beginning March 1, 2017, and from time to time thereafter, up to $50,000 from BNPP. The BNP facility was effected through a committed facility agreement by and between Broomall Funding and BNPP, or the committed facility agreement, a U.S. PB Agreement by and between Broomall Funding and BNPP, on behalf of itself and as agent for BNP Paribas and BNP Paribas Prime Brokerage, Inc., or collectively, the BNPP Entities and a special custody and pledge agreement by and among Broomall Funding, BNPP and State Street Bank and Trust Company, or State Street Bank, as custodian, each dated and effective as of March 1, 2017, or collectively, the BNP financing agreements.

The Company may contribute securities to Broomall Funding from time to time, subject to certain restrictions set forth in the BNP financing agreements, and will retain a residual interest in any securities contributed through its ownership of Broomall Funding or will receive fair market value for any securities sold to Broomall Funding. Broomall Funding may purchase additional securities from various sources. Broomall Funding has appointed the Company to manage its portfolio of securities pursuant to the terms of an investment

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

management agreement. Broomall Funding’s obligations to BNPP under the BNP facility are secured by a first priority security interest in substantially all of the assets of Broomall Funding, including its portfolio of securities. Such pledged portfolio of securities will be held in a segregated custody account with State Street Bank. The value of securities required to be pledged by Broomall Funding is determined in accordance with the margin requirements described in the BNP financing agreements. The obligations of Broomall Funding under the BNP facility are non-recourse to the Company.

Borrowings under the BNP facility accrue interest at a rate equal to three-month LIBOR plus 1.25% per annum. Interest is payable monthly in arrears. Broomall Funding will be required to pay a non-usage fee to the extent the aggregate principal amount available under the BNP facility has not been utilized. Broomall Funding may terminate the committed facility agreement upon 270 days’ notice. Absent a default or facility termination event or the ratings decline described in the following sentence, BNPP is required to provide Broomall Funding with 270 days’ notice prior to terminating or materially amending the committed facility agreement. BNPP has a cancellation right if BNP Paribas’ long-term credit rating declines three or more notches below its highest rating by any of Standard & Poor’s Financial Services LLC, or S&P, Moody’s Investors Service, Inc., or Moody’s, or Fitch Ratings, Inc., during the period commencing on the closing date of the committed facility agreement and ending on the date of such long-term credit rating decline. Upon any such termination, BNPP shall pay Broomall Funding a fee equal to 0.50% of the maximum amount of financing available on the termination date. Broomall Funding will pay an arrangement fee and incur certain other customary costs and expenses in connection with obtaining the BNP facility.

As of March 31, 2017, no amount was outstanding under the BNP facility. The carrying amount outstanding under the BNP facility approximates its fair value. The Company incurred costs of $75 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on the Company’s consolidated balance sheets and amortize to interest expense over the life of the facility. As of March 31, 2017, $66 of such deferred financing costs had yet to be amortized to interest expense.

For the three months ended March 31, 2017, the components of total interest expense for the BNP facility were as follows:

Three Months Ended March 31, 2017
Non-usage fees	$37
Amortization of deferred financing costs	9

Total interest expense	$46

For the three months ended March 31, 2017, the Company did not pay any interest expense on the BNP facility.

Under the terms of the BNP financing agreements, BNPP has the ability to borrow a portion of the pledged collateral, or collectively, the rehypothecated securities, subject to certain limits. Broomall Funding receives a fee from BNPP in connection with any rehypothecated securities. Broomall Funding may designate any security within the pledged collateral as ineligible to be a rehypothecated security, provided there are eligible securities within the segregated custody account in an amount at least equal to the outstanding borrowings owed by Broomall Funding to BNPP. Broomall Funding may recall any rehypothecated security at any time and BNPP must return such security or equivalent security within a commercially reasonable period. In the event BNPP

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

does not return the security, Broomall Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such rehypothecated securities against any outstanding borrowings owed to BNPP under the BNP financing agreements. Rehypothecated securities are marked-to-market daily and if the value of all rehypothecated securities exceeds 100% of the outstanding borrowings owed by Broomall Funding under the BNP financing agreements, BNPP may either reduce the amount of rehypothecated securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Broomall Funding will continue to receive interest and the scheduled repayment of principal balances on rehypothecated securities. For the three months ended March 31, 2017, Broomall Funding did not receive any fees from BNP for securities that had been rehypothecated pursuant to the BNP financing agreements. As of March 31, 2017, there were no securities rehypothecated by BNP.

Borrowings of Broomall Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

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

Pursuant to the terms of the TRS, Cheltenham Funding may select a portfolio of loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $175,000. Cheltenham Funding is required to initially cash collateralize a specified percentage of each loan included under

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

the TRS in accordance with margin requirements described in the agreements between Cheltenham Funding and Citibank that collectively establish the TRS, or collectively, the TRS Agreement. Under the terms of the TRS, Cheltenham Funding has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Cheltenham Funding are available to pay the debts of the Company.

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

Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement, including a requirement that substantially all of the loans underlying the TRS be rated by Moody’s or S&P, and quoted by (a) at least three nationally-recognized pricing services prior to the Portfolio Criteria Satisfaction Date and (b) thereafter, at least two nationally-recognized pricing services or just one nationally recognized pricing service so long as the underlying loan meets other specified criteria. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Cheltenham Funding receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. Cheltenham Funding pays to Citibank interest at a rate equal to one-month LIBOR, plus (a) 1.60% per annum prior to the Portfolio Criteria Satisfaction Date and (b) thereafter, 1.50% per annum, in both cases on the full notional amount of the loans subject to the TRS. In addition, upon the termination or repayment of any loan subject to the TRS, Cheltenham Funding will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

Under the terms of the TRS, Cheltenham Funding may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying loans below a specified amount. The limit on the additional collateral that Cheltenham Funding may be required to post pursuant to the TRS is equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by Cheltenham Funding. The amount of collateral required to be posted by Cheltenham Funding is determined primarily on the basis of the aggregate value of the underlying loans. The terms of the TRS with Citibank, the counter-party, incorporate a master netting arrangement. If Cheltenham Funding enters into another derivative with the counter-party, it could be offset with the TRS. As of March 31, 2017, there were no other contracts to offset the TRS. The terms of the TRS also provide that, in the case of certain termination events giving rise to the requirement to pay an early termination amount, the party to whom such early termination amount is owed (the “payee”) may elect, at its own option and without prior notice to the party owing such early termination amount (the “payer”), to set-off such early termination amount against any other amounts payable by the payee to the payer under the TRS or any other agreement between the two parties. As of March 31, 2017, Cheltenham Funding and Citibank are not parties to any other agreements that would give rise to amounts payable between the two parties, or that create any liens on collateral posted by one party to the other, to net against and offset any such early termination amount.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Except as required under the Guarantee, the Company has no contractual obligation to post any such additional collateral (as described above) or to make any interest payments to Citibank. When the Guarantee is no longer in effect and payment thereunder to satisfy Cheltenham Funding’s obligations is no longer required, the Company may, but is not obligated to, increase its equity investment in Cheltenham Funding for the purpose of funding any additional collateral or payment obligations for which Cheltenham Funding may become obligated during the term of the TRS. If the Company does not make any such additional investment in Cheltenham Funding and Cheltenham Funding fails to meet its obligations under the TRS, then Citibank will have the right to terminate the TRS and seize the cash collateral posted by Cheltenham Funding under the TRS. In the event of an early termination of the TRS, Cheltenham Funding would be required to pay an early termination fee.

Citibank may terminate the TRS on or after July 19, 2017, the first anniversary of the effectiveness of the TRS (unless certain specified events permit Citibank to terminate the TRS on an earlier date). Cheltenham Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Cheltenham Funding will be required to pay an early termination fee to Citibank if it elects to terminate the TRS prior to July 19, 2017. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments based on the minimum utilization amount, which would be owed by Cheltenham Funding to Citibank for the period from the termination date through and including July 19, 2017. Such monthly payments will equal the present value of the product of (x) 85%, multiplied by (y) the maximum notional amount of the TRS ($175,000), multiplied by (z) 1.60% or 1.50% per annum, as applicable. If the TRS had been terminated as of March 31, 2017, Cheltenham Funding would have been required to pay an early termination fee of $591. Other than during the first 90 days and last 30 days of the term of the TRS, Cheltenham Funding is required to pay a minimum usage fee if less than 85% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 85% but less than 100% of the maximum notional amount of the TRS is utilized.

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

As of March 31, 2017 and December 31, 2016, the gross amount of unrealized appreciation (depreciation) under the TRS was $4,103 and $2,422, respectively, which is reported on the consolidated balance sheets as unrealized appreciation on total return swap. As of March 31, 2017 and December 31, 2016, the receivable due on the TRS was $1,038 and $977, respectively, which is reflected on the Company’s consolidated balance sheets as a receivable due on total return swap. As of March 31, 2017 and December 31, 2016, the Company posted $64,500 and $46,000 in cash collateral held by Citibank (of which only $60,566 and $40,367, respectively, was required to be posted), which is reflected in due from counterparty on its consolidated balance sheets. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding on its consolidated balance sheets as of March 31, 2017 and December 31, 2016.

As of March 31, 2017 and December 31, 2016, the fair value of the TRS was $4,103 and $2,422, respectively. The net change in fair value of the TRS is reflected as unrealized appreciation (depreciation) on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of March 31, 2017, Cheltenham Funding had selected 43 underlying loans with a total

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

notional amount and market value of $166,256 and $169,377, respectively, and posted $64,500 in cash collateral held by Citibank (of which only $60,566 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets. As of December 31, 2016, Cheltenham Funding had selected 35 underlying loans with a total notional amount and market value of $110,444 and $112,411, respectively.

Transactions in the TRS during the three months ended March 31, 2017 and 2016 resulted in $1,675 and $125, respectively, of net realized gain (loss) on the total return swap and $1,681 and $455, respectively, in net change in unrealized appreciation (depreciation) on total return swap, both of which are reported on the Company’s consolidated statements of operations.

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

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The following is a summary of the underlying loans subject to the TRS as of March 31, 2017:

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
American Bath Group, LLC	Capital Goods	L+525	1.0%	9/30/23	$3,821	$4,013	$192
American Bath Group, LLC	Capital Goods	L+975	1.0%	9/30/24	2,760	2,880	120
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	6,753	6,858	105
Avantor Performance Materials Holdings, Inc.	Materials	L+400	1.0%	3/11/24	6,180	6,214	34
Avantor Performance Materials Holdings, Inc.(4)	Materials	L+400	1.0%	3/11/24	260	262	2
Avantor Performance Materials Holdings, Inc.	Materials	L+825	1.0%	3/10/25	2,918	2,962	44
Avantor Performance Materials Holdings, Inc.(4)	Materials	L+825	1.0%	3/10/25	128	130	2
Cadence Aerospace Finance, Inc.	Capital Goods	L+575	1.3%	5/9/18	1,850	1,878	28
Caesars Entertainment Resort Properties, LLC(5)	Consumer Services	L+600	1.0%	10/11/20	6,892	7,142	250
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+825	1.0%	7/10/23	2,243	2,226	(17)
CEVA Group Plc(3)	Transportation	L+550	1.0%	3/19/21	1,273	1,319	46
CEVA Intercompany BV(3)	Transportation	L+550	1.0%	3/19/21	1,302	1,349	47
CEVA Logistics Canada, ULC(3)	Transportation	L+550	1.0%	3/19/21	224	232	8
CEVA Logistics U.S. Holdings, Inc.	Transportation	L+550	1.0%	3/19/21	1,795	1,860	65
Dayton Superior Corp.	Materials	L+800	1.0%	11/15/21	3,763	3,860	97
Diamond Resorts International, Inc.	Consumer Services	L+600	1.0%	9/2/23	6,791	7,013	222
EagleView Technology Corp.	Software & Services	L+825	1.0%	7/14/23	990	993	3
FullBeauty Brands Holdings Corp.	Consumer Durables & Apparel	L+475	1.0%	10/14/22	4,655	4,067	(588)
Gulf Finance, LLC	Energy	L+525	1.0%	8/25/23	4,826	4,954	128
HNC Holdings, Inc.	Capital Goods	L+450	1.0%	10/5/23	3,086	3,144	58
Interior Logic Group, Inc.	Consumer Durables & Apparel	L+600	1.0%	3/1/24	6,929	6,991	62
Ivanti Software, Inc.	Software & Services	L+425	1.0%	1/22/24	7,511	7,581	70
LBM Borrower, LLC	Capital Goods	L+525	1.0%	8/20/22	8,630	8,692	62
LBM Borrower, LLC(5)	Capital Goods	L+925	1.0%	8/20/23	2,876	2,884	8
LD Intermediate Holdings, Inc.	Software & Services	L+588	1.0%	12/9/22	7,155	7,542	387
MORSCO, Inc.	Capital Goods	L+700	1.0%	10/31/23	3,100	3,258	158
New Arclin U.S. Holding Corp.	Materials	L+425	1.0%	2/14/24	7,814	7,912	98
P2 Upstream Acquisition Co.	Energy	L+400	1.3%	10/30/20	2,456	2,571	115
P2 Upstream Acquisition Co.	Energy	L+800	1.3%	4/30/21	1,309	1,435	126
Peak 10, Inc.(5)	Software & Services	L+725	1.0%	6/17/22	526	547	21
Precyse Acquisition Corp.	Health Care Equipment & Services	L+550	1.0%	10/19/22	5,706	5,803	97
SRS Distribution Inc.	Capital Goods	L+425	1.0%	8/25/22	2,364	2,393	29
Strike, LLC	Energy	L+800	1.0%	11/30/22	4,789	5,012	223
TierPoint, LLC	Software & Services	L+425	1.0%	12/2/21	973	989	16
TierPoint, LLC	Software & Services	L+450	1.0%	12/2/21	885	904	19
TKC Holdings, Inc.	Commercial & Professional Services	L+375	1.0%	2/1/23	3,753	3,807	54
TKC Holdings, Inc.(5)	Commercial & Professional Services	L+750	1.0%	2/1/24	3,891	3,933	42
TNS, Inc.	Software & Services	L+800	1.0%	8/14/20	1,499	1,539	40
TravelCLICK, Inc.	Software & Services	L+450	1.0%	5/6/21	3,965	4,000	35
TravelCLICK, Inc.(5)	Software & Services	L+775	1.0%	11/6/21	6,715	6,873	158
Weight Watchers International, Inc.(3)(5)	Consumer Services	L+325	0.8%	4/2/20	10,808	11,348	540
WP CPP Holdings, LLC	Capital Goods	L+775	1.0%	4/30/21	2,184	2,257	73
York Risk Services Holding Corp.(5)	Insurance	L+375	1.0%	10/1/21	7,908	7,750	(158)

Total					$166,256	$169,377	3,121

	Total TRS Accrued Income and Liabilities:						982

			Total TRS Fair Value:				$4,103

(1)	Loan may be an obligation of one or more entities affiliated with the named company.
(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2017, three-month LIBOR was 1.15%.
(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.
(4)	Security is an unfunded commitment.
(5)	Security is also held directly by the Company or one of its wholly-owned subsidiaries.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The following is a summary of the underlying loans subject to the TRS as of December 31, 2016:

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
American Bath Group, LLC	Capital Goods	L+575	1.0%	9/30/23	$3,830	$3,985	$155
American Bath Group, LLC	Capital Goods	L+975	1.0%	9/30/24	2,760	2,880	120
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	6,770	6,805	35
Avantor Performance Materials Holdings, Inc.	Materials	L+500	1.0%	6/21/22	4,594	4,705	111
Cadence Aerospace Finance, Inc.	Capital Goods	L+575	1.3%	5/9/18	1,850	1,920	70
Caesars Entertainment Resort Properties, LLC	Consumer Services	L+600	1.0%	10/11/20	4,887	5,171	284
CEVA Group Plc(3)	Transportation	L+550	1.0%	3/19/21	1,273	1,233	(40)
CEVA Intercompany BV(3)	Transportation	L+550	1.0%	3/19/21	1,305	1,264	(41)
CEVA Logistics Canada, ULC(3)	Transportation	L+550	1.0%	3/19/21	225	218	(7)
CEVA Logistics U.S. Holdings, Inc.	Transportation	L+550	1.0%	3/19/21	1,800	1,744	(56)
Dayton Superior Corp.	Materials	L+800	1.0%	11/15/21	3,772	3,899	127
Diamond Resorts International, Inc.	Consumer Services	L+600	1.0%	9/2/23	6,808	6,982	174
DTZ U.S. Borrower, LLC	Real Estate	L+825	1.0%	11/4/22	340	337	(3)
EagleView Technology Corp.	Software & Services	L+825	1.0%	7/14/23	990	992	2
FullBeauty Brands Holdings Corp.	Consumer Durables & Apparel	L+475	1.0%	10/14/22	4,667	4,397	(270)
Gulf Finance, LLC	Energy	L+525	1.0%	8/25/23	4,838	5,000	162
HNC Holdings, Inc.	Capital Goods	L+450	1.0%	10/5/23	3,093	3,138	45
Landslide Holdings, Inc.	Software & Services	L+450	1.0%	9/27/22	6,370	6,506	136
LBM Borrower, LLC	Capital Goods	L+525	1.0%	8/20/22	6,469	6,415	(54)
LBM Borrower, LLC	Capital Goods	L+925	1.0%	8/20/23	2,876	2,910	34
LD Intermediate Holdings, Inc.	Software & Services	L+588	1.0%	12/9/22	7,200	7,400	200
MORSCO Inc.	Capital Goods	L+700	1.0%	10/31/23	3,120	3,258	138
P2 Upstream Acquisition Co.	Energy	L+400	1.3%	10/30/20	2,463	2,476	13
P2 Upstream Acquisition Co.	Energy	L+800	1.3%	4/30/21	1,309	1,361	52
Peak 10, Inc.	Software & Services	L+725	1.0%	6/17/22	526	524	(2)
Precyse Acquisition Corp.	Health Care Equipment & Services	L+550	1.0%	10/19/22	5,720	5,865	145
QCP SNF East REIT, LLC(3)	Real Estate	L+525	1.0%	10/31/22	2,940	3,053	113
Strike LLC	Energy	L+800	1.0%	11/30/22	4,850	4,925	75
TierPoint, LLC	Software & Services	L+425	1.0%	12/2/21	975	993	18
TierPoint, LLC	Software & Services	L+450	1.0%	12/2/21	887	908	21
TNS, Inc.	Software & Services	L+800	1.0%	8/14/20	1,499	1,526	27
TravelCLICK, Inc.	Software & Services	L+450	1.0%	5/6/21	3,975	3,975	—
TravelCLICK, Inc.	Software & Services	L+775	1.0%	11/6/21	2,993	3,150	157
Weight Watchers International, Inc.(3)	Consumer Services	L+325	0.8%	4/2/20	838	823	(15)
WP CPP Holdings, LLC	Capital Goods	L+775	1.0%	4/30/21	1,632	1,673	41

Total					$110,444	$112,411	1,967

	Total TRS Accrued Income and Liabilities:						455

			Total TRS Fair Value:				$2,422

(1)	Loan may be an obligation of one or more entities affiliated with the named company.
(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2016, three-month LIBOR was 1.00%.
(3)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

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

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2017 and the period from January 6, 2016 (Commencement of Operations) through December 31, 2016:

	Three Months Ended March 31, 2017 (Unaudited)	Period from January 6, 2016 (Commencement of Operations) through December 31, 2016
Per Share Data:(1)
Net asset value, beginning of period	$10.96	$10.28
Results of operations(2)
Net investment income (loss)	(0.01)	(0.26)
Net realized and unrealized appreciation (depreciation) on investments and total return swap	0.29	1.43

Net increase (decrease) in net assets resulting from operations	0.28	1.17

Stockholder distributions(3)
Distributions from net investment income	(0.05)	(0.48)
Distributions from net realized gain on investments	(0.12)	(0.16)

Net decrease in net assets resulting from stockholder distributions	(0.17)	(0.64)

Capital share transactions
Issuance of common stock(4)	0.01	0.15
Repurchases of common stock(5)	—	—

Net increase in net assets resulting from capital share transactions	0.01	0.15

Net asset value, end of period	$11.08	$10.96

Shares outstanding, end of period	19,404,485	14,782,671

Total return(6)	2.83%	13.20%

Total return (without assuming reinvestment of distributions)(7)	2.65%	12.84%

Ratio/Supplemental Data:
Net assets, end of period	$214,918	$161,996

Ratio of net investment income (loss) to average net assets(8)	(0.12)%	(2.43)%

Ratio of operating expenses to average net assets(8)	1.60%	7.74%

Ratio of net expenses to average net assets(8)	1.90%	6.82%

Portfolio turnover(9)	14.09%	318.21%

Total amount of senior securities outstanding, exclusive of treasury securities	$105,690	$70,077

Asset coverage per unit(10)	3.03	3.31

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the period.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of selling commissions, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The per share impact of the Company’s repurchases of common shares was a reduction to net asset value of less than $0.01 per share during each period.

(6)	The total return for each period presented was calculated based on the change in net asset value during the period, including the impact of distributions reinvested in accordance with the Company’s distribution reinvestment plan. The total return does not consider the effect of any selling commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculation set forth above represents the total return on the Company’s investment portfolio during the period and does not represent an actual return to stockholders.

(7)	The total return (without assuming reinvestment of distributions) for each period presented was calculated by taking the net asset value per share as of the end of the period, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share at the beginning of the period. The total return (without assuming reinvestment of distributions) does not consider the effect of any selling commissions, dealer manager fees or charges that may be incurred in connection with the sale of shares of the Company’s common shares. The total return (without assuming reinvestment of distributions) includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return (without assuming reinvestment of distributions) in the table should not be considered a representation of the Company’s future total return (without assuming reinvestment of distributions), which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculation set forth above represents the total return on the Company’s investment portfolio during the period and does not represent an actual return to stockholders.

(8)	Weighted average net assets during the applicable period are used for this calculation. Ratios are not annualized. The following is a schedule of supplemental ratios for the three months ended March 31, 2017 and for the period from January 6, 2016 (Commencement of Operations) through December 31, 2016:

	Three Months Ended March 31, 2017 (Unaudited)	Period from January 6, 2016 (Commencement of Operations) through December 31, 2016
Ratio of accrued capital gains incentive fees to average net assets	0.37%	1.80%
Ratio of offering costs to average net assets	0.20%	1.21%
Ratio of excise taxes to average net assets	—	0.06%

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(9)	Portfolio turnover for the three months ended March 31, 2017 and the period from January 6, 2016 (Commencement of Operations) through December 31, 2016 are not annualized.

(10)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with the other funds in the Fund Complex, GDFM or any of their affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of FSIC IV Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FSIC IV Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify for and maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position; and

•	the tax status of the enterprises in which we may invest.

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

Overview

We were incorporated under the general corporation laws of the State of Maryland on February 25, 2015 and formally commenced investment operations on January 6, 2016 upon raising the minimum offering requirement from sales of shares of our Class T common stock in our continuous public offering to persons who were not affiliated with us or FSIC IV Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization.

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

Direct Originations: We intend to leverage our relationships and our relationship with GDFM and its global sourcing and origination platform, including its industry relationships, to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not generally make equity investments independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

Opportunistic: We intend to seek to capitalize on market price inefficiencies by investing in loans, bonds and other securities where the market price of such investment reflects a lower value than deemed warranted by our fundamental analysis. We believe that market price inefficiencies may occur due to, among other things, general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community. We seek to allocate capital to these securities that have been misunderstood or mispriced by the market and where we believe there is an opportunity to earn an attractive return on our investment. Such opportunities may include event driven investments, anchor orders (i.e. certain opportunities that are originated and then syndicated by a commercial or investment bank, but where we provide a capital commitment significantly above the average syndicate participant) and CLOs.

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

We may also invest in anchor orders. In these types of investments, we may receive fees, preferential pricing or other benefits not available to other lenders in return for our significant capital commitment. Our decision to provide an anchor order to a syndicated transaction is predicated on a rigorous credit analysis, our familiarity with a particular company, industry or financial sponsor, and the broader investment experiences of FSIC IV Advisor and GDFM.

In addition, we opportunistically invest in CLOs. CLOs are a form of securitization where the cash flow from a pooled basket of syndicated loans is used to support distribution payments made to different tranches of securities. While collectively CLOs represent nearly fifty percent of the broadly syndicated loan universe, investing in individual CLO tranches requires a high degree of investor sophistication due to their structural complexity and the illiquid nature of their securities.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. On a look through basis, taking into account the investments underlying the TRS, we do not expect a significant portion of our portfolio to be comprised of subordinated loans; however, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC IV Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

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

Revenues

The principal measure of our financial performance is net increase or decrease in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments, net realized gain or loss on total return swap, net unrealized appreciation or depreciation on investments and net unrealized appreciation or depreciation on total return swap.

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

In addition, we have contracted with State Street Bank to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by FSIC IV Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.

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

Pursuant to the expense reimbursement agreement, we have a conditional obligation to reimburse FS Investments for any amounts funded by FS Investments under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which FS Investments funded such amount, the sum of our net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the cumulative distributions paid by us to our stockholders during such quarter; provided, however, that (i) we will only reimburse FS Investments for expense support payments made by FS Investments with respect to any calendar quarter to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to shares of our common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to shares of our common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from FS Investments was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from FS Investments made during the same fiscal year) and (ii) we will not reimburse FS Investments for expense support payments made by FS Investments for any calendar quarter if the annualized rate of regular cash distributions declared by us at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by us at the time FS Investments made the expense support payment to which such reimbursement payment relates. We are not obligated to pay interest on the reimbursements we are required to make to FS Investments under the expense reimbursement agreement. “Other operating expenses” means our total “operating expenses” (as defined below), excluding base management fees, incentive fees, annual distribution fees, organization and offering costs, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with U.S. generally accepted accounting principles, or GAAP, for investment companies.

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

During the three months ended March 31, 2017, we did not accrue any amounts for expense reimbursements that FS Investments has agreed to pay. During the period from January 6, 2016 (Commencement of Operations) through March 31, 2016, we accrued $436 for expense reimbursements that FS Investments agreed to pay. These reimbursements were funded, in part, through the offset of management fees payable by us to FSIC IV Advisor. As of March 31, 2017, we did not have any reimbursements due from FS Investments.

As discussed above, under the expense reimbursement agreement, amounts reimbursed to us by FS Investments may become subject to repayment by us in the future. During the three months ended March 31, 2017, no such repayments were made by us. During the three months ended March 31, 2017, we accrued $666 for expense recoupments payable to FS Investments. As of March 31, 2017, we had $666 of expense recoupments due to FS Investments and no further amounts remain subject to repayment by us to FS Investments in the future.

FS Investments is controlled by our chairman, president and chief executive officer, Michael C. Forman, and FS Investments co-founder, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of our expenses in future quarters.

Portfolio Investment Activity for the Three Months Ended March 31, 2017 and for the Period from January 6, 2016 (Commencement of Operations) through December 31, 2016

During the three months ended March 31, 2017, we made investments in portfolio companies totaling $115,926. During the same period, we sold investments for proceeds of $6,017 and received principal repayments of $8,944. As of March 31, 2017, our investment portfolio, with a total fair value of $166,113 (53% in first lien senior secured loans, 10% in second lien senior secured loans, 9% in senior secured bonds, 27% in subordinated debt and 1% in equity/other investments, and on a look through basis, taking into account the investments underlying our TRS, 68% in first lien senior secured loans, 14% in second lien senior secured loans, 5% in senior secured bonds, 13% in subordinated debt and 0% in equity/other investments), consisted of interests in 35 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $260.4 million. As of March 31, 2017, the debt investments in our portfolio were purchased at a weighted average price of 98.8% of par and our estimated gross portfolio yield (which represents the expected annualized yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 8.8% based upon the amortized cost of our investments. During the three months ended March 31, 2017, our total return was 2.83% and our total return without assuming reinvestment of distributions was 2.65%.

Based on our regular weekly gross cash distribution amount of $0.015454 per share as of March 31, 2017 and our public offering price of $11.55 per share as of such date, the gross annualized distribution rate to stockholders, which includes annualized distribution fees, as determined in accordance with applicable FINRA rules, was 6.96% as of March 31, 2017. The net annualized distribution rate to stockholders, which excludes annual distribution fees, was 6.00% as of March 31, 2017. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our public offering price per share as of March 31, 2017. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital.

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

Our estimated gross portfolio yield may be higher than a stockholder’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield and total return figures do not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield, total return and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and, in the future, may be greater or less than the rates set forth above. See the section entitled “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2016 for a discussion of the uncertainties, risks and assumptions associated with these statements.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2017 and for the year ended December 31, 2016:

Net Investment Activity	For the Three Months Ended March 31, 2017	For the Year Ended December 31, 2016
Purchases	$115,926	$159,803
Sales and Redemptions	(14,961)	(99,418)

Net Portfolio Activity	$100,965	$60,385

	For the Three Months Ended March 31, 2017		For the Year Ended December 31, 2016
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$55,323	48%	$116,537	73%
Senior Secured Loans—Second Lien	13,914	12%	16,470	10%
Senior Secured Bonds	13,835	12%	2,000	1%
Subordinated Debt	32,343	28%	24,104	15%
Equity/Other	511	0%	692	1%

Total	$115,926	100%	$159,803	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$86,809	$87,797	53%	$40,917	$41,296	65%
Senior Secured Loans—Second Lien	16,520	17,091	10%	5,423	5,843	9%
Senior Secured Bonds	15,835	15,946	9%	2,000	2,045	3%
Subordinated Debt	42,788	44,206	27%	12,761	13,502	22%
Equity/Other	1,162	1,073	1%	651	624	1%

Total	$163,114	$166,113	100%	$61,752	$63,310	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2017 and December 31, 2016 to include, on a look through basis, the investments underlying the TRS, as disclosed in Note 8 to our unaudited consolidated financial statements included herein. The investments underlying the TRS had a notional amount and market value of $166,256 and $169,377, respectively, as of March 31, 2017 and $110,444 and $112,411, respectively, as of December 31, 2016.

	March 31, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$225,026	$228,515	68%	$136,436	$138,354	79%
Senior Secured Loans—Second Lien	44,559	45,750	14%	20,348	21,196	12%
Senior Secured Bonds	15,835	15,946	5%	2,000	2,045	1%
Subordinated Debt	42,788	44,206	13%	12,761	13,502	8%
Equity/Other	1,162	1,073	0%	651	624	0%

Total	$329,370	$335,490	100%	$172,196	$175,721	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Number of Portfolio Companies	35	18
% Variable Rate (based on fair value)	63.2%	74.4%
% Fixed Rate (based on fair value)	36.2%	24.6%
% Non-Income Producing Equity/Other Investments (based on fair value)	0.6%	0.9%
% Income Producing Equity/Other Investments (based on fair value)	0.0%	0.1%
Average Annual EBITDA of Portfolio Companies	$260,420	$104,710
Weighted Average Purchase Price of Debt Investments (as a % of par)	98.8%	97.5%
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	8.8%	9.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	8.9%	9.4%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three months ended March 31, 2017 and year ended December 31, 2016:

New Direct Originations	For the Three Months Ended March 31, 2017	For the Year Ended December 31, 2016
Total Commitments (including unfunded commitments)	$41,382	$35,030
Exited Investments (including partial paydowns)	(565)	(158)

Net Direct Originations	$40,817	$34,872

	For the Three Months Ended March 31, 2017		For the Year Ended December 31, 2016
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$38,515	93%	$31,124	89%
Senior Secured Loans—Second Lien	1,000	3%	1,246	3%
Senior Secured Bonds	1,334	3%	2,000	6%
Subordinated Debt	—	—	9	0%
Equity/Other	533	1%	651	2%

Total	$41,382	100%	$35,030	100%

	For the Three Months Ended March 31, 2017	For the Year Ended December 31, 2016
Average New Direct Origination Commitment Amount	$5,912	$3,892
Weighted Average Maturity for New Direct Originations	7/2/23	5/20/23
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	8.8%	9.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	8.9%	9.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	8.7%	—

The following table presents certain selected information regarding our direct originations as of March 31, 2017 and December 31, 2016:

Characteristics of All Direct Originations held in Portfolio	March 31, 2017	December 31, 2016
Number of Portfolio Companies	15	8
Average Annual EBITDA of Portfolio Companies	$45,900	$44,040
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	4.1x	4.4x
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	8.9%	9.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	9.1%	9.2%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Origination	$63,708	38%	$28,329	45%
Opportunistic	58,129	35%	15,187	24%
Broadly Syndicated/Other	44,276	27%	19,794	31%

Total	$166,113	100%	$63,310	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2017 and December 31, 2016:

	March 31, 2017 (Unaudited)		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$—	—	$2,925	5%
Capital Goods	36,809	22%	11,696	19%
Commercial & Professional Services	16,310	10%	12,694	20%
Consumer Services	46,910	28%	17,880	28%
Diversified Financials	1,997	1%	1,988	3%
Energy	14,568	9%	2,044	3%
Health Care Equipment & Services	4,778	3%	—	—
Insurance	9,165	5%	—	—
Materials	7,928	5%	—	—
Pharmaceuticals, Biotechnology & Life Sciences	5,102	3%	—	—
Retailing	11,132	7%	3,069	5%
Software & Services	11,414	7%	11,014	17%

Total	$166,113	100%	$63,310	100%

As of March 31, 2017 and December 31, 2016, we did not “control” and were not an “affiliated person” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned more than 25% of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which we may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2017, we had eleven unfunded debt investments with aggregate unfunded commitments of $15,388 and one unfunded commitment to purchase up to $21 in shares of series A units of Chisholm Oil and Gas, LLC. As of December 31, 2016, we had seven unfunded debt investments with aggregate unfunded commitments of $9,846. We maintain sufficient cash on hand and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding our unfunded debt investments, see our unaudited consolidated schedule of investments as of March 31, 2017 and our audited consolidated schedule of investments as of December 31, 2016.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	166,113	100%	63,310	100%
3	—	—	—	—
4	—	—	—	—
5	—	—	—	—

Total	$166,113	100%	$63,310	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and the Period from January 6, 2016 (Commencement of Operations) through March 31, 2016

Revenues

We generated investment income of $3,359 and $14 for the three months ended March 31, 2017 and the period from January 6, 2016 (Commencement of Operations) through March 31, 2016, respectively, in the form of interest earned on senior secured loans (first and second lien), senior secured bonds, and subordinated debt securities in our portfolio. Such revenues represent $3,281 and $13 of cash income earned as well as $78 and $1 in non-cash portions relating to accretion of discount and PIK interest for such periods, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the three months ended March 31, 2017 and the period from January 6, 2016 (Commencement of Operations) through March 31, 2016, we generated $1,985 and $14, respectively, of interest income, which represented 59.1% and 100.0%, respectively, of total investment income. The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our portfolio increases.

During the three months ended March 31, 2017, we generated $1,374 of fee income, which represented 40.9% of total investment income. Such fee income is transaction based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

Expenses

Our operating expenses were $3,003 and $695 for the three months ended March 31, 2017 and the period from January 6, 2016 (Commencement of Operations) through March 31, 2016, respectively. Our operating expenses include base management fees attributed to FSIC IV Advisor of $938 and $70, net of waivers by FSIC IV Advisor of base management fees to which it was otherwise entitled of $89 and $0, for the three months ended March 31, 2017 and the period from January 6, 2016 (Commencement of Operations) through March 31, 2016, respectively. Our operating expenses for such periods also include administrative services expenses attributed to FSIC IV Advisor of $100 and $60, respectively.

FSIC IV Advisor is eligible to receive incentive fees based on our performance. During the three months ended March 31, 2017 and the period from January 6, 2016 (Commencement of Operations) through March 31, 2016, we accrued capital gains incentive fees of $697 and $111, respectively based on the performance of our portfolio, of which $682 and $96, respectively, was based on unrealized gains and $15 and $15, respectively, was based on realized gains. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $46 for the three months ended March 31, 2017 in connection with our financing arrangement. For the three months ended March 31, 2017 and the period from January 6, 2016 (Commencement of Operations) through March 31, 2016, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $24 and $2, respectively, and fees and expenses incurred with our stock transfer agent totaled $70 and $20, respectively. Fees for our board of directors for such periods were $89 and $25, respectively.

Our other general and administrative expenses totaled $253 and $208 for the three months ended March 31, 2017 and the period from January 6, 2016 (Commencement of Operations) through March 31, 2016, respectively, and consisted of the following:

	Three Months Ended March 31, 2017	Period from January 6, 2016 (Commencement of Operations) through March 31, 2016
Expenses associated with our independent audit and related fees	$70	$63
Legal fees	19	75
Printing fees	75	20
Other	89	50

Total	$253	$208

We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.

During the three months ended March 31, 2017 and the period from January 6, 2016 (Commencement of Operations) through March 31, 2016, the ratio of our operating expenses to our average net assets was 1.60% and 5.18%, respectively. During such periods, the ratio of our net expenses to our average net assets, which includes $666 and $0, respectively, of expense recoupments payable to FS Investments and $0 and $436, respectively, of expense reimbursements from FS Investments, was 1.95% and 1.93%, respectively. During such periods, the ratio of our total operating expenses to average net assets included $46 and $0, respectively, related to interest expense, $697 and $111, respectively, related to accruals for our capital gains incentive fees, and $381 and $0, respectively, related to offering costs. Without such expenses, the ratio of our total operating expenses to average net assets for such periods would have been 1.00% and 1.10%, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance.

Expense Reimbursement

During the three months ended March 31, 2017, we did not accrue any amounts for expense reimbursements that FS Investments has agreed to pay. During the period from January 6, 2016 (Commencement of Operations) through March 31, 2016, we accrued $436 for expense reimbursements that FS Investments agreed to pay. These reimbursements were funded, in part, through the offset of management fees payable by us to FSIC IV Advisor. During the three months ended March 31, 2017 and the period from January 6, 2016 (Commencement of Operations) through March 31, 2016, we accrued $666 and $0, respectively, for expense recoupments payable to FS Investments. See “—Overview—Expense Reimbursement” for a discussion of the expense reimbursement agreement.

Net Investment Income (Loss)

Our net investment income (loss) totaled $(221) ($(0.01) per share) and $(245) ($(0.18) per share), for the three months ended March 31, 2017 and the period from January 6, 2016 (Commencement of Operations) through March 31, 2016, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $6,017 and $8,944, respectively, during the three months ended March 31, 2017, from which we realized a net gain of $319. We sold investments of $5,249 during the period from January 6, 2016 (Commencement of Operations) through March 31, 2016, from which we did not realize any gains or losses. During such periods, we earned $1,675 and $125, respectively, from periodic net settlement payments on our TRS, which are reflected as realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap

For the three months ended March 31, 2017 and the period from January 6, 2016 (Commencement of Operations) through March 31, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $1,441 and $90, respectively. The net change in unrealized appreciation (depreciation) on our TRS was $1,681 and $455, respectively, for such periods. The net change in unrealized appreciation (depreciation) on our investments and TRS during the three months ended March 31, 2017 was primarily driven by the performance of our senior secured loans and subordinated debt positions.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2017 and the period from January 6, 2016 (Commencement of Operations) through March 31, 2016, the net increase (decrease) in net assets resulting from operations was $4,895 ($0.28 per share) and $425 ($0.31 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

As of March 31, 2017, we had $18,417 in cash, which we and our wholly-owned financing subsidiaries held in custodial accounts, and $64,500 in cash held as collateral by Citibank under the terms of the TRS. In addition, as of March 31, 2017, we had $50,000 in borrowings available under our other financing arrangement. As of March 31, 2017, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of March 31, 2017, we had eleven unfunded debt investments with aggregate unfunded commitments of $15,388 and one equity/other investments with aggregate unfunded commitments of $21. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

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

During the three months ended March 31, 2017, we issued 4,646,812 shares of Class T common stock for gross proceeds of $52,801 at an average price per share of $11.36. The gross proceeds received during the three months ended March 31, 2017 include reinvested stockholder distributions of $1,976 for which we issued 178,690 shares of Class T common stock. The upfront selling commissions and dealer manager fees, as applicable, related to the sale of our Class T common stock were $1,583 for the three months ended March 31, 2017.

Since commencing our continuous public offering and through May 2, 2017, we have issued 20,976,483 shares of Class T common stock for gross proceeds of $232,355, including Class T common stock issued under our distribution reinvestment plan and $8,959 in gross proceeds raised from the principal of FSIC IV Advisor, certain members of our board of directors and other individuals and entities affiliated with FSIC IV Advisor and GDFM. As of May 2, 2017, we had raised total gross proceeds of $232,555, including $200 of seed capital contributed by the principal of FSIC IV Advisor in February 2015.

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

The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the three months ended March 31, 2017:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2017
December 31, 2016	January 4, 2017	24,998	100%	0.17%	$10.9536	$274

On April 5, 2017, we repurchased 41,792 shares of common stock (representing 100% of the shares of common stock tendered for repurchase and 0.22% of the shares outstanding as of such date) at $11.1070 per share for aggregate consideration totaling $464. For additional information regarding our share repurchase program, see Note 3 to our unaudited consolidated financial statements included herein.

Financing Arrangements

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

The following table presents summary information with respect to our outstanding financing arrangements as of March 31, 2017:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility	Prime Brokerage	L+1.25%	—	$50,000	December 26, 2017	(1)
Citibank Total Return Swap	Total Return Swap	L+1.60%	$166,256	$8,744	N/A	(2)

(1)	As described in Note 8 to our unaudited consolidated financial statements included herein, this facility generally is terminable upon 270 days’ notice by either party. As of March 31, 2017, neither party to the facility had provided notice of its intent to terminate the facility.

(2)	The TRS may be terminated by Cheltenham Funding at any time, subject to payment of an early termination fee if prior to July 19, 2017, or by Citibank on or after July 19, 2017, in each case, in whole or in part, upon prior written notice to the other party.

For additional information regarding our financing arrangements, see Note 8 to our unaudited consolidated financial statements included herein.

RIC Status and Distributions

We have elected to, and intend to qualify annually, to be subject to tax as a RIC under Subchapter M of the Code. In order to qualify for and maintain RIC tax treatment, we must, among other things, make distributions of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of a tax year or the due date of the tax return for such tax year, including extensions, distributions paid up to twelve months after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC tax status each tax year. We also are subject to a nondeductible 4% federal excise tax on certain undistributed income unless we make distributions in a timely manner to our stockholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC IV Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the three months ended March 31, 2017 was funded through the reimbursement of operating expenses by FS Investments. If FS Investments had not reimbursed certain of our expenses, 56% of the aggregate amount of distributions paid during the three months ended March 31, 2016 would have been funded from offering proceeds or borrowings.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who elect to receive their cash distributions in the form of shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we declared and paid on our common stock during the three months ended March 31, 2017 and 2016:

	Distribution(1)
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.1496	$205
Fiscal 2017
March 31, 2017	$0.1877	$2,917

(1)	Distributions amounts shown are net of annual distribution fees, which began accruing on February 1, 2017. See Note 4 for a discussion regarding annual distribution fees.

On March 8, 2017, our board of directors declared regular weekly cash distributions for April 2017 through June 2017 in the gross amount of $0.015454 per share. On April 6, 2017, our board of directors determined to increase the regular weekly gross cash distributions for stockholders of record as of April 11, 2017 through June 2017 to $0.015521 per share. On May 9, 2017, our board of directors declared regular weekly cash distributions for July 2017 through September 2017 in the gross amount of $0.015521 per share. These distributions have been or will be paid monthly to Class T stockholders of record as of weekly record dates previously determined by our board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	885	30%	—	—
Short-term capital gains proceeds from the sale of assets	2,032	70%	91	44%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	114	56%

Total	$2,917	100%	$205	100%

(1)	During the three months ended March 31, 2017 and 2016, 97.6% and 92.9%, respectively, of our gross investment income was attributable to cash income earned, 2.1% and 7.1%, respectively, was attributable to non-cash accretion of discount and 0.3% and 0.0%, respectively, was attributed to PIK interest.

Our net investment income on a tax basis for the three months ended March 31, 2017 and 2016 was $2,684 and $114. As of March 31, 2017, we had $2,549 and $2,032, respectively, of undistributed net investment income and accumulated undistributed net realized gains on a tax basis.

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the three months ended March 31, 2017 and 2016.

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

Our equity interests in portfolio companies for which there is no liquid public market are valued at fair value. Our board of directors, in its determination of fair value, may consider various factors, such as multiples of EBITDA, cash flows, net income or revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

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

Our investments as of March 31, 2017 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Fourteen senior secured loan investments, two senior secured bond investments and one subordinated debt investment, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investment. Seven of our equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two senior secured loan investments and two equity/other investments, which were newly issued and purchased near March 31, 2017, were valued at cost, as our board of directors determined that the cost of such investments was the best indication of its fair value. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

Our investments as of December 31, 2016 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Nine senior secured loan investments, one senior secured bond investment and one subordinated debt investment for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investment. All of the our equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two senior secured loan investments, which were newly issued and purchased near December 31, 2016, were valued at cost, as our board of directors determined that the cost of such investments was the best indication of its fair value. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

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

Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. We record prepayment premiums on loans and securities as fee income when we earn such amounts.

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

Based on an interpretation of the applicable language in the Advisers Act by the staff of the Division of Investment Management of the SEC, we “look through” our TRS (which is described more fully in Note 8 to our unaudited consolidated financial statements contained in this annual report on Form 10-Q) in calculating the capital gains incentive fee. Under this “look through” methodology, the portion of the net settlement payments received by us pursuant to the TRS which would have represented net investment income to us had we held the loans underlying the TRS directly is treated as net investment income subject to the subordinated incentive fee on income payable to FSIC IV Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans underlying the TRS further reduces the capital gains incentive fee payable to FSIC IV Advisor with respect to realized gains. See Note 8 to our unaudited consolidated financial statements included herein for a discussion of the TRS.

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

Organization Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to our organization. These costs are expensed as we raise proceeds in our continuous public offering. During the three months ended March 31, 2016, we expensed $199 of organization costs as we raised proceeds in our continuous public offering, which commenced on January 6, 2016.

Offering Costs

Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to our continuous public offering of shares of our common stock, including the preparation of our Registration Statement on Form N-2 and salaries and direct expenses of FSIC IV Advisor’s personnel, employees of its affiliates and others while engaged in such activities. We will defer and amortize such costs as an expense over twelve months as we raise proceeds in our continuous public offering. During the three months ended March 31, 2017, we expensed $381 of offering costs as we raised proceeds in our continuous public offering, which commenced on January 6, 2016. During the three months ended March 31, 2017 and the period from February 25, 2015 (Inception) to December 31, 2016, we incurred offering costs of $786 and $6,554, respectively, which were paid on our behalf by FS Investments. See also “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager.”

Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC IV Advisor became entitled to receive up to 0.75% of gross proceeds raised in our continuous public offering until all organization and offering costs funded by FSIC IV Advisor and its affiliates (including FS Investments) have been recovered.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the three months ended March 31, 2017 and 2016, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC IV Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FSIC IV Advisor, and, to the extent it provides such services, GDFM, are reimbursed for administrative expenses and/or organization and offering costs incurred on our behalf, as applicable. See Note 4 to our unaudited consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager” for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the three months ended March 31, 2017 and 2016.

As of March 31, 2017, no amounts were outstanding under the BNP facility. The BNP facility generally is terminable upon 270 days’ notice by either party. As of March 31, 2017, neither party had provided notice of its intent to terminate the facility.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

None.

Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

Pursuant to the investment advisory and administrative services agreement, FSIC IV Advisor is entitled to an annual base management fee of 2.0% of the average weekly value of our gross assets and an incentive fee based on our performance. We commenced accruing fees under the investment advisory and administrative services agreement on January 6, 2016, upon commencement of our investment operations. Effective February 1, 2017, FSIC IV Advisor contractually agreed to permanently waive 0.25% of its base management fee to which it is entitled under the investment advisory and administrative services agreement, so that the fee received equals 1.75% of the average weekly value of our gross assets. We also reimburse FSIC IV Advisor and GDFM for expenses necessary to perform services related to our administration and operations, including FSIC IV Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FSIC IV Advisor. Pursuant to the investment advisory and administrative services agreement, we also reimburse FSIC IV Advisor and its affiliates for expenses necessary to perform services related to our organization and continuous public offering.

Pursuant to the investment sub-advisory agreement, GDFM will receive 50% of all management and incentive fees payable to FSIC IV Advisor under the investment advisory and administrative services agreement with respect to each year.

FS Investments funded certain of our organization and offering costs in the amounts of $786 and $6,871, respectively, for the three months ended March 31, 2017 and the period from February 25, 2015 (Inception) to December 31, 2016. Under the investment advisory and administrative services agreement, there was no liability on our part for the organization and offering costs funded by FSIC IV Advisor or its affiliates (including FS Investments) until we satisfied the minimum offering requirement on January 6, 2016. Since commencing our continuous public offering and through March 31, 2017, we have paid total reimbursements of $1,573 to FSIC IV Advisor and its affiliates for organization and offering costs funded by them.

The dealer manager for our continuous public offering is FS Investment Solutions, which is one of our affiliates. Under the dealer manager agreement, FS Investment Solutions is entitled to receive upfront selling commissions and dealer manager fees in connection with the sale of shares of our common stock in our continuous public offering, all or a portion of which may be reallowed to selected broker-dealers and financial representatives. The dealer manager is also entitled to receive annual distribution fees which accrue daily and are paid on a monthly basis. The dealer manager is entitled to reallow all or a portion of annual distribution fees to selected broker-dealers and financial representatives. Except for Class T shares purchased through investment advisors whose contracts for investment advisory and related services included a fixed or “wrap” fee or other asset-based fee arrangement, all of the distribution fee is expected to be reallowed to selected broker dealers and financial representatives. During the three months ended March 31, 2017, the dealer-manager did not retain any amounts under these arrangements.

The following table describes the fees and expenses we accrued under the investment advisory and administrative services agreement and our share repurchase program during the three months ended March 31, 2017 and 2016:

			Three Months Ended March 31,
Related Party	Source	Description	2017	2016
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$938	$70
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$697	$111
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$100	$60
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$381	—
FS Investment Solutions	Share Repurchase Program	Contingent Deferred Sales Charge(5)	$10	—

(1)	FSIC IV Advisor has contractually agreed, effective February 1, 2017, to permanently waive 0.25% its base management fee to which it is entitled under the investment advisory and administrative services agreement so that the fee received equals 1.75% of the average weekly value of our gross assets. As a result, the amounts shown for the three months ended March 31, 2017 is net of waivers of $89. During the three months ended March 31, 2017, $816 in base management fees were paid to FSIC IV Advisor. During the three months ended March 31, 2016, $70 in base management fees were applied to offset the liability of FS Investments under the expense reimbursement agreement (see “—Overview—Expense Reimbursement.”) As of March 31, 2017, $938 in base management fees were payable to FSIC IV Advisor.
(2)	During the three months ended March 31, 2017 and 2016, we accrued capital gains incentive fees of $697 and $111, respectively, based on the performance of our portfolio. As of March 31, 2017 and December 31, 2016, we had accrued $1,514 and $1,302, respectively, in capital gains incentive fees, of which $1,499 and $817, respectively, was based on unrealized gains and $15 and $485, respectively, was based on realized gains. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. We paid FSIC IV Advisor $485 in capital gains incentive fees during the three months ended March 31, 2017. See “—Critical Accounting Policies—Capital Gains Incentive Fees” for a discussion of the methodology employed by us in calculating the capital gains incentive fees.
(3)	During the three months ended March 31, 2017 and 2016, $92 and $59, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC IV Advisor and the remainder related to other reimbursable expenses. We paid $203 and $1 in administrative services expenses to FSIC IV Advisor during the three months ended March 31, 2017 and 2016, respectively.
(4)	During the three months ended March 31, 2017, we expensed offering costs of $381, which related to reimbursements to FSIC IV Advisor for offering costs incurred on our behalf, including marketing expenses, salaries and other direct expenses of FSIC IV Advisor’s personnel and employees of its affiliates while engaged in registering and marketing our shares of common stock.
(5)	Represents the total amount of contingent deferred sales charge paid to FS Investment Solutions by stockholders who tendered shares pursuant to our share repurchase program. Beginning with the quarterly tender offer conducted during the three months ended March 31, 2017, Class T shares tendered were no longer subject to a contingent deferred sales charge.

See Note 4 to our unaudited consolidated financial statements included herein for additional information regarding our related party transactions and relationships, including compensation of the dealer manager, capital contributions by FSIC IV Advisor and GDFM, potential conflicts of interest, our co-investment exemptive relief order, our expense reimbursement arrangement with FS Investments and FS Benefit Trust’s purchases of our shares of Class T common stock.

Recent Developments

During the period from April 1, 2017 to May 2, 2017, we issued 1,547,262 shares of Class T common stock for gross proceeds of $17,944 at an average price per share of $11.60.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
(in thousands)

We are subject to financial market risks, including changes in interest rates. As of March 31, 2017, 63.2% of our portfolio investments (based on fair value) paid variable interest rates, 36.2% paid fixed interest rates, 0.6% consisted of non-income producing equity/other investments and the remaining 0.0% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC IV Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the TRS between Cheltenham Funding and Citibank, Cheltenham Funding pays fees to Citibank at a floating rate equal to one-month LIBOR plus 1.60% or 1.50% per annum, as applicable, on the utilized notional amount of the loans subject to the TRS in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional amount of $175,000. Pursuant to the terms of the BNP facility, borrowings are at a floating rate based on LIBOR. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2017:

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Percentage Change in Interest Income
Down 100 basis points	$1,247	5.8%
No change	—	—
Up 100 basis points	1,088	5.1%
Up 300 basis points	3,312	15.4%
Up 500 basis points	5,536	25.7%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Cheltenham Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.60% per annum on the utilized notional amount of the loans subject to the TRS. As of March 31, 2017, all of the loans underlying the TRS (based on fair value) paid variable interest rates.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2017 and 2016, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2017, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information concerning our repurchases of shares of our Class T common stock pursuant to our share repurchase program during the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 to January 31, 2017	24,998	$10.9356	24,998	(1)
February 1 to February 28, 2017	—	—	—	—
March 1 to March 31, 2017	—	—	—	—

Total	24,998	$10.9356	24,998	(1)

(1)	The maximum number of shares available for repurchase on January 1, 2017 was 246,158. A description of the maximum number of common shares that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q

See Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a more detailed discussion of the terms of our share repurchase program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of FS Investment Corporation IV (Incorporated by reference to Exhibit (a)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).

3.2	Bylaws of FS Investment Corporation IV (Incorporated by reference to Exhibit (b) to Pre-Effective Amendment No. 2 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 14, 2015).

4.1	Form of Subscription Agreement (Incorporated by reference to Appendix A filed with FS Investment Corporation IV’s final prospectus filed on April 28, 2017 with the Securities and Exchange Commission pursuant to Rule 497 of the Securities Act of 1933, as amended).

4.2	Distribution Reinvestment Plan of FS Investment Corporation IV (Incorporated by reference to Exhibit (e) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).

10.1	Investment Advisory and Administrative Services Agreement, dated as of September 21, 2015, by and between FS Investment Corporation IV and FSIC IV Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.2	Investment Sub-Advisory Agreement, dated as of September 21, 2015, by and between FSIC IV Advisor, LLC and GSO / Blackstone Debt Funds Management LLC (Incorporated by reference to Exhibit (g)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).

10.3	Dealer Manager Agreement, dated as of September 21, 2015, by and among FS Investment Corporation IV, FSIC IV Advisor, LLC and FS2 Capital Partners, LLC (Incorporated by reference to Exhibit (h)(1) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).

10.4	Amended and Restated Dealer Manager Agreement, dated as of November 11, 2015, by and among FS Investment Corporation IV, FSIC IV Advisor, LLC and FS2 Capital Partners, LLC (Incorporated by reference to exhibit (h)(1) to Post-Effective Amendment No. 2 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on November 12, 2015).

10.5	Second Amended and Restated Dealer Manager Agreement, dated as of January 25, 2017, by and among the Registrant, FSIC IV Advisor, LLC and FS Investment Solutions, LLC (Incorporated by reference to exhibit (h)(1) to Post-Effective Amendment No. 7 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on February 2, 2017).

10.6	Form of Selected Dealer Agreement. (Incorporated by reference to Exhibit (h)(2) to Post-Effective Amendment No. 7 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on February 2, 2017).

10.7	Custodian Agreement, by and between FS Investment Corporation IV and State Street Bank and Trust Company (Incorporated by reference to Exhibit (j) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).

10.8	Escrow Agreement, dated as of September 21, 2015, by and among FS Investment Corporation IV, UMB Bank, N.A. and FS2 Capital Partners, LLC (Incorporated by reference to Exhibit (k)(1) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).

10.9	Amended and Restated Escrow Agreement, dated as of October 9, 2015, by and among FS Investment Corporation IV, UMB Bank, N.A. and FS2 Capital Partners, LLC (Incorporated by reference to Exhibit (k)(1) to Post-Effective Amendment No. 1 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 9, 2015).

10.10	Expense Support and Conditional Reimbursement Agreement, dated as of September 21, 2015, by and between FS Investment Corporation IV and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit (k)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).

10.11	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of October 9, 2015, by and between FS Investment Corporation IV and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit (k)(2) to Post-Effective Amendment No. 1 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 9, 2015).

10.12	Amended and Restated Distribution Plan (Incorporated by reference to Exhibit (k)(3) filed with Post-Effective Amendment No. 7 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on February 2, 2017).

10.13	Amended and Restated Class Shares Plan (Incorporated by reference to Exhibit (k)(4) to Post-Effective Amendment No. 7 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on February 2, 2017).

10.14	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).

10.15	Confirmation Letter Agreement, dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).

10.16	Amended and Restated Confirmation Letter Agreement, dated as of April 12, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on April 14, 2016).

10.17	Second Amended and Restated Confirmation Letter Agreement, effective as of June 3, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on June 8, 2016).

10.18	Third Amended and Restated Confirmation Letter Agreement, effective as of June 30, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on June 13, 2016).

10.19	Fourth Amended and Restated Confirmation Letter Agreement, effective as of January 19, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 1, 2017).

10.20	Investment Management Agreement, dated as of January 19, 2016, by and between FS Investment Corporation IV and Cheltenham Funding LLC (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).

10.21	Guarantee, dated as of January 19, 2016, by FS Investment Corporation IV in favor of Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).

10.22	Committed Facility Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).

10.23	U.S. PB Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd., on behalf of itself and as agent for the BNPP Entities (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).

10.24	Special Custody and Pledge Agreement, dated and effective as of March 1, 2017, by and among Broomall Funding LLC, BNP Paribas Prime Brokerage International, Ltd., and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).

10.25	Investment Management Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and FS Investment Corporation IV (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

c. Financial statement schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2017.

FS INVESTMENT CORPORATION IV

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Edward T. Gallivan, Jr.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)