Form 10-Q
period 2017-06-30
FS Investment Corp IV
filed 2017-08-11
CIK 1637417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
There were 25,936,116 shares of the registrant’s Class T common stock outstanding as of August 1, 2017.

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements.

FS Investment Corporation IV
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2017 (Unaudited)	December 31, 2016
Assets
Investments, at fair value (amortized cost—$197,885 and $61,752, respectively)	$201,635	$63,310
Cash	36,652	47,008
Due from counterparty	64,500	46,000
Receivable for investments sold and repaid	3,197	15,677
Interest receivable	1,654	659
Receivable due on total return swap(1)	2,577	977
Unrealized appreciation on total return swap(1)	2,858	2,422
Deferred financing costs	49	—
Prepaid expenses and other assets	53	36
Total assets	$313,175	$176,089
Liabilities
Payable for investments purchased	$12,008	$11,148
Credit facility payable	19,900	—
Stockholder distributions payable	162	105
Distribution fees payable	608	—
Management fees payable	1,185	816
Accrued capital gains incentive fees(2)	1,728	1,302
Administrative services expense payable	122	180
Interest payable	70	—
Directors’ fees payable	112	88
Other accrued expenses and liabilities	520	454
Total liabilities	36,415	14,093
Commitments and contingencies ($6,298 and $6,345, respectively)(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.001 par value, 250,000,000 shares authorized, 25,004,836 and 14,782,671 shares issued and outstanding, respectively	25	15
Class I common stock, $0.001 par value, 350,000,000 shares authorized, none issued and outstanding	—	—
Capital in excess of par value	270,695	157,392
Accumulated net realized gains (losses) on investments and total return swap(4)	5,881	2,032
Accumulated distributions in excess of net investment income(4)	(6,449)	(1,423)
Net unrealized appreciation (depreciation) on investments and total return swap	6,608	3,980
Total stockholders’ equity	276,760	161,996
Total liabilities and stockholders’ equity	$313,175	$176,089
Net asset value per share of common stock at period end	$11.07	$10.96

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

FS Investment Corporation IV
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment income
Interest income	$3,797	$282	$5,782	$296
Fee income	585	29	1,959	29
Total investment income	4,382	311	7,741	325
Operating expenses
Management fees(1)	1,354	298	2,381	368
Capital gains incentive fees(2)	214	107	911	218
Administrative services expenses	100	60	200	120
Stock transfer agent fees	37	15	107	35
Accounting and administrative fees	30	8	54	10
Interest expense	205	—	251	—
Distribution fees	988	—	1,304	—
Organization costs	—	118	—	317
Offering costs	471	231	852	231
Directors’ fees	96	21	185	46
Other general and administrative expenses	264	239	517	447
Operating expenses	3,759	1,097	6,762	1,792
Management fee waiver(1)	(169)	—	(258)	—
Less: Expense reimbursement from sponsor(3)	—	(230)	—	(666)
Add: Expense recoupment to sponsor(3)	—	—	666	—
Net expenses	3,590	867	7,170	1,126
Net investment income (loss)	792	(556)	571	(801)
Realized and unrealized gain/loss
Net realized gain (loss) on investments	499	189	818	189
Net realized gain (loss) on total return swap(4)	3,388	610	5,063	735
Net change in unrealized appreciation (depreciation) on investments	751	333	2,192	423
Net change in unrealized appreciation (depreciation) on total return swap(4)	(1,245)	(215)	436	240
Total net realized gain (loss) and unrealized appreciation (depreciation)	3,393	917	8,509	1,587
Net increase (decrease) in net assets resulting from operations	$4,185	$361	$9,080	$786
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.19	$0.08	$0.46	$0.26
Weighted average shares outstanding	21,946,297	4,725,671	19,645,725	3,044,054

(1)
See Note 4 for a discussion of the waiver by FSIC IV Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(2)
See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(3)
See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

(4)
See Note 8 for a discussion of the Company’s total return swap agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Six Months Ended June 30,
	2017	2016
Operations
Net investment income (loss)	$571	$(801)
Net realized gain (loss) on investments and total return swap(1)	5,881	924
Net change in unrealized appreciation (depreciation) on investments	2,192	423
Net change in unrealized appreciation (depreciation) on total return swap(1)	436	240
Net increase (decrease) in net assets resulting from operations	9,080	786
Stockholder distributions(2)
Distributions from net investment income	(5,597)	(224)
Distributions from net realized gain on investments	(2,032)	(736)
Net decrease in net assets resulting from stockholder distributions	(7,629)	(960)
Capital share transactions(3)
Issuance of common stock	109,381	71,664
Reinvestment of stockholder distributions	4,670	635
Repurchases of common stock	(738)	—
Net increase in net assets resulting from capital share transactions	113,313	72,299
Total increase (decrease) in net assets	114,764	72,125
Net assets at beginning of period	161,996	200
Net assets at end of period	$276,760	$72,325
Accumulated distributions in excess of net investment income(2)	$(6,449)	$(1,025)

(1)
See Note 8 for a discussion of the Company’s total return swap agreement.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$9,080	$786
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(173,105)	(61,129)
Paid-in-kind interest	(20)	(9)
Proceeds from sales and repayments of investments	37,953	34,455
Net realized (gain) loss on investments	(818)	(189)
Net change in unrealized (appreciation) depreciation on investments	(2,192)	(423)
Net change in unrealized (appreciation) depreciation on total return swap(1)	(436)	(240)
Accretion of discount	(143)	(67)
Amortization of deferred financing costs	26	—
(Increase) decrease in due from counterparty	(18,500)	(33,000)
(Increase) decrease in receivable for investments sold and repaid	12,480	(2,001)
(Increase) decrease in interest receivable	(995)	(201)
(Increase) decrease in expense reimbursement due from sponsor(2)	—	(230)
(Increase) decrease in receivable due on total return swap(1)	(1,600)	(397)
(Increase) decrease in prepaid expenses and other assets	(17)	—
Increase (decrease) in payable for investments purchased	860	10,115
Increase (decrease) in distribution fees payable	608	—
Increase (decrease) in management fees payable	369	298
Increase (decrease) in accrued capital gains incentive fees	426	218
Increase (decrease) in administrative services expense payable	(58)	99
Increase (decrease) in interest payable(3)	70	—
Increase (decrease) in directors’ fees payable	24	21
Increase (decrease) in other accrued expenses and liabilities	66	345
Net cash provided by (used in) operating activities	(135,922)	(51,549)
Cash flows from financing activities
Issuance of common stock	109,381	69,059
Reinvestment of stockholder distributions	4,670	635
Repurchases of common stock	(738)	—
Stockholder distributions	(7,572)	(936)
Borrowings under credit facility	24,800	—
Repayment under credit facility	(4,900)	—
Deferred financing costs paid	(75)	—
Net cash provided by financing activities	125,566	68,758
Total increase (decrease) in cash	(10,356)	17,209
Cash at beginning of period	47,008	200
Cash at end of period	$36,652	$17,409
Supplemental disclosure
Excise and state taxes paid	$43	$—

(1)
See Note 8 for a discussion of the Company’s total return swap agreement.

(2)
See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

(3)
See Note 8 for a discussion of the Company’s credit facility. During the six months ended June 30, 2017, the Company paid $155 in interest expense on the credit facility.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Unaudited Consolidated Schedule of Investments
As of June 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—35.5%
Actian Corp.		Software & Services	L+786	1.0%	6/30/22	$1,524	$1,524	$1,524
AG Group Merger Sub, Inc.		Commercial & Professional Services	L+750	1.0%	12/29/23	8,962	8,962	9,096
All Systems Holding LLC		Commercial & Professional Services	L+770	1.0%	10/31/23	3,000	3,000	3,045
American Bath Group, LLC		Capital Goods	L+525	1.0%	9/30/23	2,985	2,972	3,025
ASG Technologies Group, Inc.		Software & Services	L+785, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	3,575	3,515	3,606
AVF Parent, LLC		Retailing	L+725	1.3%	3/1/24	7,950	7,950	8,143
AVF Parent, LLC	(e)	Retailing	L+725	1.3%	3/1/24	2,400	2,400	2,458
Caesars Entertainment Resort Properties, LLC		Consumer Services	L+600	1.0%	10/11/20	1,884	1,903	1,897
Casablanca US Holdings Inc.		Consumer Services	L+475	1.0%	3/29/24	4,988	4,866	4,994
CEVA Group Plc	(g)(h)	Transportation	L+550	1.0%	3/19/21	554	513	513
CEVA Intercompany BV	(g)(h)	Transportation	L+550	1.0%	3/19/21	565	524	529
CEVA Logistics Canada, ULC	(g)(h)	Transportation	L+550	1.0%	3/19/21	97	90	91
CEVA Logistics U.S. Holdings, Inc.	(h)	Transportation	L+550	1.0%	3/19/21	780	722	729
CSafe Acquisition Co., Inc.		Capital Goods	L+725	1.0%	11/1/21	96	96	96
CSafe Acquisition Co., Inc.	(e)	Capital Goods	L+725	1.0%	11/1/21	165	165	165
CSafe Acquisition Co., Inc.		Capital Goods	L+725	1.0%	10/31/23	1,990	1,990	2,002
CSafe Acquisition Co., Inc.	(e)	Capital Goods	L+725	1.0%	10/31/23	1,217	1,217	1,225
Dade Paper & Bag, LLC		Capital Goods	L+750	1.0%	6/10/24	3,361	3,361	3,369
Empire Today, LLC		Retailing	L+800	1.0%	11/17/22	2,985	2,985	3,015
JSS Holdings, Inc.		Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	10,000	9,903	10,022
JSS Holdings, Inc.	(e)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	1,818	1,818	1,822
North Haven Cadence Buyer, Inc.	(e)	Consumer Services	L+500	1.0%	9/2/21	188	188	188
North Haven Cadence Buyer, Inc.		Consumer Services	L+811	1.0%	9/2/22	5,435	5,436	5,503
North Haven Cadence Buyer, Inc.	(e)	Consumer Services	L+750	1.0%	9/2/22	813	813	823
Power Distribution, Inc.		Capital Goods	L+725	1.3%	1/25/23	5,013	5,013	5,051
Propulsion Acquisition, LLC		Commercial & Professional Services	L+600	1.0%	7/13/21	8,409	8,286	8,336
Q Technologies, Inc.		Software & Services	L+850	1.0%	4/30/23	3,000	2,941	2,970
Safariland, LLC		Capital Goods	L+769	1.0%	11/18/23	4,766	4,766	4,825
Safariland, LLC	(e)	Capital Goods	L+725	1.0%	11/18/23	1,285	1,285	1,301
SSC (Lux) Limited S.à r.l.	(g)	Health Care Equipment & Services	L+750	1.0%	9/10/24	4,545	4,546	4,619
Strike, LLC		Energy	L+800	1.0%	5/30/19	667	667	682
Strike, LLC	(e)	Energy	L+800	1.0%	5/30/19	2,667	2,621	2,727
Trace3, LLC		Software & Services	L+775	1.0%	6/6/23	2,500	2,500	2,503
USI Senior Holdings, Inc.		Capital Goods	L+781	1.0%	1/5/22	5,000	5,000	5,078
USI Senior Holdings, Inc.	(e)	Capital Goods	L+725	1.0%	1/5/22	1,190	1,190	1,209
See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Weight Watchers International, Inc.	(g)(h)	Consumer Services	L+325	0.8%	4/2/20	$1,990	$1,815	$1,921
York Risk Services Holding Corp.		Insurance	L+375	1.0%	10/1/21	995	988	975
Total Senior Secured Loans—First Lien							108,531	110,077
Unfunded Loan Commitments							(11,697)	(11,697)
Net Senior Secured Loans—First Lien							96,834	98,380
Senior Secured Loans—Second Lien—11.1%
ASG Technologies Group, Inc.		Software & Services	L+1100, 0.0% PIK (6.0% Max PIK)	1.0%	6/27/22	1,246	935	1,259
Casablanca US Holdings Inc.		Consumer Services	L+900	1.0%	3/31/25	8,337	8,050	8,378
Chisholm Oil and Gas Operating, LLC		Energy	L+800	1.0%	3/21/24	850	850	864
Chisholm Oil and Gas Operating, LLC	(e)	Energy	L+800	1.0%	3/21/24	150	150	153
LBM Borrower, LLC		Capital Goods	L+925	1.0%	8/20/23	2,427	2,376	2,422
LTI Holdings, Inc.		Materials	L+875	1.0%	5/16/25	3,000	2,941	2,948
Peak 10, Inc.		Software & Services	L+725	1.0%	6/17/22	333	310	334
TKC Holdings, Inc.	(h)	Commercial & Professional Services	L+750	1.0%	2/1/24	8,500	8,485	8,536
TravelCLICK, Inc.	(h)	Software & Services	L+775	1.0%	11/6/21	6,009	6,027	6,039
Total Senior Secured Loans—Second Lien							30,124	30,933
Unfunded Loan Commitment							(150)	(150)
Net Senior Secured Loans—Second Lien							29,974	30,783
Senior Secured Bonds—8.4%
Black Swan Energy Ltd.	(g)	Energy	9.0%		1/20/24	1,334	1,334	1,304
Caesars Growth Properties Holdings, LLC	(f)	Consumer Services	9.4%		5/1/22	7,000	7,512	7,603
CH2M Hill Companies, Ltd.		Capital Goods	10.0%		4/28/20	3,000	3,000	3,000
CSVC Acquisition Corp.	(f)	Diversified Financials	7.8%		6/15/25	9,183	9,183	9,412
Velvet Energy Ltd.	(g)	Energy	9.0%		10/5/23	2,000	2,000	1,949
Total Senior Secured Bonds							23,029	23,268
Subordinated Debt—17.5%
Ascent Resources Utica Holdings, LLC	(f)	Energy	10.0%		4/1/22	10,000	10,000	10,019
CEC Entertainment, Inc.	(f)	Consumer Services	8.0%		2/15/22	7,297	6,874	7,625
Coveris Holdings S.A.	(f)(g)	Materials	7.9%		11/1/19	8,029	7,962	7,944
Covey Park Energy LLC	(f)	Energy	7.5%		5/15/25	1,667	1,667	1,669
Exterran Energy Solutions, L.P.	(f)(g)	Capital Goods	8.1%		5/1/25	5,143	5,143	5,252
Great Lakes Dredge & Dock Corp.	(f)(g)	Capital Goods	8.0%		5/15/22	7,000	7,000	7,149
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	9	9	9
York Risk Services Holding Corp.	(f)	Insurance	8.5%		10/1/22	8,695	8,209	8,398
Total Subordinated Debt							46,864	48,065

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Equity/Other—0.4%
ASG Technologies Group, Inc., Warrants, 6/27/2022	(i)	Software & Services	12,081	$344	$187
Chisholm Oil and Gas, LLC, Series A Units	(i)(j)	Energy	53,793	59	59
CSF Group Holdings, Inc., Common Equity	(i)	Capital Goods	17,400	18	16
Escape Velocity Holdings, Inc., Common Equity	(i)	Software & Services	1,545	16	16
H.I.G. Empire Holdco, Inc., Common Equity	(i)	Retailing	14	41	49
JSS Holdco, LLC, Net Profits Interest	(i)	Capital Goods	N/A	—	46
North Haven Cadence TopCo, LLC, Common Equity	(i)	Consumer Services	208,333	208	250
PDI Parent LLC, Common Equity	(i)	Capital Goods	230,769	231	242
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services	4	40	34
SSC Holdco Limited, Common Equity	(g)(i)	Health Care Equipment & Services	11,364	227	240
Total Equity/Other				1,184	1,139
TOTAL INVESTMENTS—72.9%				$197,885	201,635
OTHER ASSETS IN EXCESS OF LIABILITIES—27.1%					75,125
NET ASSETS—100.0%					$276,760

Total Return Swap		Notional Amount	Unrealized Appreciation
Citibank TRS Facility (Note 8)	(g)	$168,110	$2,858

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2017, the three-month London Interbank Offered Rate, or LIBOR, or “L,” was 1.30%. PIK means paid-in-kind.

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

(g)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2017, 89.0% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 87.2% of the Company’s total assets represented qualifying assets as of June 30, 2017.

(h)
Position or portion thereof unsettled as of June 30, 2017.

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

FS Investment Corporation IV
Consolidated Schedule of Investments (continued)
As of December 31, 2016
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Equity/Other—0.4%
ASG Technologies Group, Inc., Warrants, 6/27/2022	(f)	Software & Services	12,081	$344	$307
CSF Group Holdings, Inc., Common Equity	(f)	Capital Goods	17,400	17	17
H.I.G. Empire Holdco, Inc., Common Equity	(f)	Retailing	14	42	42
North Haven Cadence Buyer, Inc., Common Equity	(f)	Consumer Services	208,333	208	219
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services	4	40	39
Total Equity/Other				651	624
TOTAL INVESTMENTS—39.1%				$61,752	63,310
OTHER ASSETS IN EXCESS OF LIABILITIES—60.9%					98,686
NET ASSETS—100.0%					$161,996

Total Return Swap		Notional Amount	Unrealized Appreciation
Citibank TRS Facility (Note 8)	(e)	$110,444	$2,422

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
The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2017, the Company had two wholly-owned subsidiaries through which it has entered into financing arrangements, one wholly-owned subsidiary through which it holds an interest in a certain non-controlled and non-affiliated portfolio company and one wholly-owned subsidiary through which it may in the future enter into a financing arrangement. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2017. All significant intercompany transactions have been eliminated in consolidation.
The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of  $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase or otherwise acquire minority interests, in target companies, in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity. Any such minority interests are generally acquired in conjunction with one of the Company’s debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC IV Advisor will seek to tailor the Company’s investment focus as market conditions evolve. Depending on market conditions, the Company may increase or decrease its exposure to less senior portions of the capital structure or otherwise make opportunistic investments.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. The December 31, 2016 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies, or ASC Topic 946. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.
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
Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal, and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the Company’s Registration Statement on Form N-2 and salaries and direct expenses of FSIC IV Advisor’s personnel, employees of its affiliates and others while engaged in such activities. The Company will defer and amortize such costs as an expense over twelve months as the Company raises proceeds in its continuous public offering. During the three and six months ended June 30, 2017, the Company expensed $471 and $852, respectively, of offering costs as it raised proceeds in its continuous public offering, which commenced on January 6, 2016. During the three and six months ended June 30, 2016, the Company expensed $231 of offering costs as it raised proceeds in its continuous public offering. During the six months ended June 30, 2017 and the period from February 25, 2015 (Inception) to December 31, 2016, the Company incurred offering costs of  $1,471 and $6,554, respectively, which were paid on the Company’s behalf by FS Investments (see Note 4).
Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC IV Advisor became entitled to receive up to 0.75% of gross proceeds raised in the Company’s continuous public offering until all organization and offering costs funded by FSIC IV Advisor or its affiliates (including FS Investments) have been recovered.
Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2016 and the audited consolidated financial statements as of and for the year ended December 31, 2016 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2017. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.
Revenue Recognition: In May 2014, the Financial Accounting Standards Board, or the FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides for revenue recognition based on

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

the consideration to which an entity expects to be entitled in exchange for transferring goods or services to a customer. When it becomes effective, the new revenue recognition guidance in ASU No. 2014-09 will replace most revenue recognition guidance under existing GAAP. In 2016, the FASB issued additional guidance that clarified, amended and technically corrected prior revenue recognition guidance. The new revenue recognition guidance applies to all entities and all contracts with customers to provide goods or services in the ordinary course of business, excluding, among other things, financial instruments as well as certain other contractual rights and obligations. For public entities, the new standards are effective during the interim and annual periods beginning after December 15, 2017, with early adoption permitted. The standards permit the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the applicability of the new revenue recognition guidance to the Company’s revenue recognition policies and assessing the impact of this guidance on the Company’s consolidated financial statements.
Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2017 and 2016:
	Six Months Ended June 30,
	2017		2016
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	9,868,469	$113,601	6,789,506	$73,083
Reinvestment of Distributions	420,486	4,670	59,733	635
Total Gross Proceeds	10,288,955	118,271	6,849,239	73,718
Upfront Selling Commissions and Dealer Manager Fees(1)	—	(4,220)	—	(1,419)
Net Proceeds to Company	10,288,955	114,051	6,849,239	72,299
Share Repurchase Program(2)	(66,790)	(738)	—	—
Net Proceeds from Share Transactions	10,222,165	$113,313	6,849,239	$72,299

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

Status of Continuous Public Offering
Since commencing its continuous public offering and through August 1, 2017, the Company has issued 26,070,591 shares of Class T common stock for gross proceeds of  $291,517, including Class T common stock issued under its distribution reinvestment plan and $9,106 in gross proceeds from the principal of FSIC IV Advisor, certain members of the Company’s board of directors and other individuals and entities

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

affiliated with FSIC IV Advisor and GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser. As of August 1, 2017, the Company had raised total gross proceeds of $291,717, including $200 of seed capital contributed by the principal of FSIC IV Advisor in February 2015 (see Note 4).
During the six months ended June 30, 2017 and 2016, the Company issued 10,288,955 and 6,849,239 shares of Class T common stock for gross proceeds of  $118,271 and $73,718 at an average price per share of  $11.49 and $10.76, respectively. The gross proceeds received during the six months ended June 30, 2017 and 2016 include reinvested stockholder distributions of  $4,670 and $635, respectively, for which the Company issued 420,486 and 59,733 shares of Class T common stock, respectively. During the period from July 1, 2017 to August 1, 2017, the Company issued 999,227 shares of Class T common stock for gross proceeds of  $11,636 at an average price per share of  $11.65.
The proceeds from the issuance of common stock as presented on the Company’s unaudited consolidated statements of changes in net assets and unaudited consolidated statements of cash flows are presented net of upfront selling commissions and dealer manager fees, as applicable, of  $4,220 and $1,419 for the six months ended June 30, 2017 and 2016.
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

Historically, the Company limited the number of shares of common stock to be repurchased during any calendar year to the lesser of  (i) the number of shares of common stock that the Company can repurchase with the proceeds it receives from the issuance of shares of the Company’s common stock under its distribution reinvestment plan and (ii) 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter. On May 9, 2017, the board of directors of the Company amended the share repurchase program. As amended, the Company will limit the maximum number of shares of common stock to be repurchased for any repurchase offer to the greater of (A) the number of shares of common stock that the Company can repurchase with the proceeds it has

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

received from the sale of shares of common stock under its distribution reinvestment plan during the twelve-month period ending on the date the applicable repurchase offer expires (less the amount of proceeds used to repurchase shares of common stock on each previous repurchase date for repurchase offers conducted during such twelve-month period) (the Company refers to this limitation as the twelve-month repurchase limitation) and (B) the number of shares of common stock that the Company can repurchase with the proceeds it receives from the sale of shares of common stock under its distribution reinvestment plan during the three-month period ending on the date the applicable repurchase offer expires (the Company refers to this limitation as the three-month repurchase limitation). In addition to this limitation, the maximum number of shares of common stock to be repurchased for any repurchase offer will also be limited to 10.0% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter. As a result, the maximum number of shares of common stock to be repurchased for any repurchase offer will not exceed the lesser of  (i) 10.0% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter, and (ii) whichever is greater of the twelve-month repurchase limitation described in clause (A) above and the three-month repurchase limitation described in clause (B) above. The purpose of this amendment was to provide the potential for the repurchase of a greater number of shares under the share repurchase program, particularly in the early quarters of the calendar year, in light of the limitation relating to proceeds received in connection with the Company’s distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. The Company’s board of directors reserves the right, in its sole discretion, to limit the number of shares to be repurchased for each class by applying the limitations on the number of shares to be repurchased, noted above, on a per class basis. The Company intends to offer to repurchase such shares of common stock at the net offering price in effect on each date of repurchase. The Company’s board of directors may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice.
Prior to January 25, 2017, if a stockholder tendered his or her shares for repurchase by the Company, such shares were subject to a contingent deferred sales charge of 3.90%. The contingent deferred sales charge was calculated based upon the lesser of the estimated value of Class T shares as of the date of repurchase and the public offering price at the time such shares were purchased. The contingent deferred sales charge was not payable with respect to shares issued under the Company’s distribution reinvestment plan. Beginning with the tender offer conducted during the three months ended March 31, 2017, shares were no longer subject to a contingent deferred sales charge.
The following table provides information concerning the Company’s repurchase of shares of its common stock pursuant to its share repurchase program during the six months ended June 30, 2017:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2017
December 31, 2016	January 4, 2017	24,998	100%	0.17%	$10.9536	$274
March 31, 2017	April 5, 2017	41,792	100%	0.22%	$11.1070	$464
On July 5, 2017, the Company repurchased 67,947 shares of common stock (representing 100% of the shares of common stock tendered for repurchase and 0.27% of the shares outstanding as of such date) at $11.1549 per share for aggregate consideration totaling $758.

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
FS Investments funded certain of the Company’s organization and offering costs in the amounts of $1,471 and $6,871, respectively, for the six months ended June 30, 2017 and the period from February 25, 2015 (Inception) to December 31, 2016. Under the investment advisory and administrative services agreement, there was no liability on the Company’s part for the organization and offering costs funded by FSIC IV Advisor or its affiliates (including FS Investments) until the Company satisfied the minimum offering requirement on January 6, 2016. Since commencing its continuous public offering and through June 30, 2017, the Company has paid total reimbursements of  $2,044 to FSIC IV Advisor and its affiliates for organization and offering costs funded by them.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The dealer manager for the Company’s continuous public offering is FS Investment Solutions, which is one of the Company’s affiliates. Under a second amended and restated dealer manager agreement, dated as of January 25, 2017, among the Company, FSIC IV Advisor and FS Investment Solutions, FS Investment Solutions is entitled to receive upfront selling commissions and dealer manager fees in connection with the sale of shares of common stock in the Company’s continuous public offering, all or a portion of which may be reallowed to selected broker-dealers and financial representatives. The dealer manager reallowed to selected broker dealers and other financial representatives the upfront selling commissions and dealer manager fees, as applicable unless otherwise noted in the table below, it was entitled to receive during the six months ended June 30, 2017.
Shares of Class T common stock are subject to annual distribution fees of 1.00% of the estimated value of such shares, as determined in accordance with applicable rules of The Financial Industry Regulatory Authority, Inc., or FINRA. The annual distribution fee is paid by the Company to the dealer manager pursuant to a distribution plan adopted by the Company in compliance with Rules 12b-1 and 17d-3 under the 1940 Act, as if those rules applied to the Company. Among other requirements, such plan must be approved annually by a vote of the Company’s board of directors, including the directors who are not “interested persons” as defined in the 1940 Act and have no direct or indirect financial interest in the operation of such plan or in any agreements related to such plan.
Except for Class T shares purchased by the principals of FSIC IV Advisor, members of the Company’s board of directors and other individuals and entities affiliated with FSIC IV Advisor and GDFM, or through investment advisors whose contracts for investment advisory and related services include a fixed or “wrap” fee or other asset-based fee arrangement, annual distribution fees are expected to be reallowed to selected broker-dealers and financial representatives, unless noted in the table below. The annual distribution fees are intended to compensate the dealer manager and its affiliates, selected broker-dealers and financial representatives for services rendered and expenses incurred in connection with the ongoing marketing, sale and distribution of such shares.
The annual distribution fee accrues daily commencing upon the initial sale of shares of common stock in the Company’s continuous public offering until an investor reaches the sales charge cap, as defined below. The accrual as of and for the six months ended June 30, 2017 reflects amounts beginning with the initial sale of shares of common stock in the Company’s continuous public offering through June 30, 2017. The annual distribution fees are paid on a monthly basis beginning in the first quarter of 2017. The annual distribution fees are payable with respect to all shares of Class T common stock, other than shares issued under the Company’s distribution reinvestment plan. The annual distribution fees will terminate for all Class T stockholders upon a liquidity event. In addition, the Company will stop paying the annual distribution fees with respect to any outstanding Class T share when the total underwriting compensation from the upfront selling commissions, dealer manager fees and annual distribution fees attributable to any share equals 7.25% of gross offering proceeds, or the sales charge cap. The sales charge cap applicable to certain shares, including shares sold prior to January 25, 2017, will be reduced by the amount of any upfront sales load that is waived for such shares or to otherwise account for any lower upfront sales load paid by an investor with respect to such shares.
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
The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement and fees that FS Investment Solutions received pursuant to the Company’s distribution plan and share repurchase program during the three and six months ended June 30, 2017 and 2016:
			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source	Description	2017	2016	2017	2016
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fees(1)	$1,185	$298	$2,123	$368
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fees(2)	$214	$107	$911	$218
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$100	$60	$200	$120
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$471	$231	$852	$231
FS Investment Solutions	Distribution Plan	Distribution Fees(5)	$27	—	$42	—
FS Investment Solutions	Share Repurchase Program	Contingent Deferred Sales Charges(6)	—	—	$10	—

(1)
FSIC IV Advisor has contractually agreed, effective February 1, 2017, to permanently waive 0.25% of its base management fee to which it is entitled under the investment advisory and administrative services agreement so that the fee received equals 1.75% of the average weekly value of the Company’s gross assets. As a result, the amount shown for the three and six months ended June 30, 2017 is net of waivers of  $169 and $258, respectively. During the six months ended June 30, 2017 and 2016, $1,754 and $68 in base management fees were paid to FSIC IV Advisor, respectively. During the six months ended June 30, 2016, $300 in base management fees were applied to offset the liability of FS Investments under the expense reimbursement agreement (see “—Expense Reimbursement” below). As of June 30, 2017, $1,185 in base management fees were payable to FSIC IV Advisor.

(2)
During the six months ended June 30, 2017 and 2016, the Company accrued capital gains incentive fees of  $911 and $218, respectively, based on the performance of its portfolio. As of June 30, 2017 and December 31, 2016, the Company had accrued $1,728 and $1,302, respectively, in capital gains incentive fees, of which $1,619 and $817, respectively, was based on unrealized gains and $109 and $485, respectively, was based on realized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. The Company paid FSIC IV Advisor $485 in capital gains incentive fees during the six months ended June 30, 2017. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(3)
During the six months ended June 30, 2017 and 2016, $179 and $109, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC IV Advisor and the remainder related to other reimbursable expenses. The Company paid $258 and $21 in administrative services expenses to FSIC IV Advisor during the six months ended June 30, 2017 and 2016, respectively.

(4)
During the six months ended June 30, 2017 and 2016, the Company expensed offering costs of  $852 and $231, respectively, all of which related to reimbursements to FSIC IV Advisor for offering costs incurred on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC IV Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

(5)
Represents the distribution fees retained by FS Investment Solutions and not re-allowed to selected broker-dealers or financial representatives.

(6)
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

Capital Contributions by FSIC IV Advisor and GDFM
In February 2015, Michael C. Forman, one of the principals of FSIC IV Advisor, contributed $200, which was used in its entirety to purchase 20,000 shares of Class T common stock at $10.00 per share. Mr. Forman will not tender these shares of common stock for repurchase as long as FSIC IV Advisor remains the Company’s investment adviser.
As of August 1, 2017, the Company issued an aggregate of 874,357 shares of Class T common stock for aggregate gross proceeds of  $9,106 to the principals of FSIC IV Advisor, members of the Company’s board of directors and other individuals and entities affiliated with FSIC IV Advisor and GDFM, including shares of Class T common stock sold to Mr. Forman in February 2015.
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
During the six months ended June 30, 2017, the Company did not accrue any amounts for expense reimbursements that FS Investments has agreed to pay. During the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, the Company accrued $666 for expense reimbursements that FS Investments agreed to pay, including $230 in reimbursements for the three months ended June 30, 2016. These reimbursements were funded, in part, through the offset of management fees payable by the Company to FSIC IV Advisor. As of June 30, 2017, the Company did not have any reimbursements due from FS Investments.
As discussed above, under the expense reimbursement agreement, amounts reimbursed to the Company by FS Investments may become subject to repayment by the Company in the future. During the six months ended June 30, 2017, the Company repaid $666 of expense recoupments to FS Investments. As of June 30, 2017, the Company did not have any expense recoupments due to FS Investments and no further amounts remain subject to repayment by the Company to FS Investments in the future.
FS Investments is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and FS Investments’ co-founder, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of the Company’s expenses in future quarters.
FS Benefit Trust
FS Benefit Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of FS Investments and its affiliates. During the six months ended June 30, 2016, FS Benefit Trust purchased $1 of the Company’s shares of common stock at a purchase price equal to 97.80% of the public offering price in effect on the purchase date.
Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared and paid to stockholders on its common stock during the six months ended June 30, 2017 and 2016:
	Distribution(1)
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.1496	$205
June 30, 2016	$0.1620	$755

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

	Distribution(1)
For the Three Months Ended	Per Share	Amount
Fiscal 2017
March 31, 2017(2)	$0.1877	$2,917
June 30, 2017(2)	$0.2017	$4,712

(1)
Distribution amounts and per share amounts shown are net of annual distribution fees, which began accruing on February 1, 2017, and reflect the special cash distributions described in footnote (2) below. See Note 4 for a discussion regarding annual distribution fees.

(2)
On a monthly basis from February 2017 through June 2017, the Company paid special cash distributions in the weekly amount of approximately $0.002 per share, to stockholders of record as of the weekly record dates previously determined by the Company’s board of directors for that period. The Company paid a total of approximately $884 in special cash distributions to stockholders. The Company’s board of directors ratified and approved such monthly special cash distribution payments on August 10, 2017.

The Company currently declares regular cash distributions on a weekly basis and pays such distributions on a monthly basis. On May 9, 2017 and August 10, 2017, the Company’s board of directors declared regular weekly cash distributions for July 2017 through September 2017 and October 2017 through December 2017, respectively, in the gross amount of  $0.015521 per share. The gross amount declared includes the weekly portion of the annual distribution fee amount, which is an expense of the Company and not paid to stockholders. These distributions, less the annual distribution fee amount, have been or will be paid monthly to Class T stockholders of record as of weekly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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
For a period of time following commencement of the Company’s continuous public offering, which time period may be significant, substantial portions of the Company’s distributions have been, and may in the future, be funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through the waiver of certain investment advisory fees by FSIC IV Advisor, that are subject to repayment by the Company within three years. The purpose of this arrangement is to ensure that no portion of the Company’s distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or FS Investments continues to make such reimbursements or waivers of such fees. The Company’s future repayments of amounts reimbursed or waived by FS Investments or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. FS Investments and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. No portion of the distributions paid during the six months ended June 30, 2017 was funded through the reimbursement of operating expenses by FS Investments. During the six months ended June 30, 2016, if FS Investments had not reimbursed certain of the Company’s expenses, 23% of the aggregate amount of distributions paid would have been funded from offering proceeds or borrowings.
The following table reflects the sources of the cash distributions paid to stockholders on a tax basis that the Company has paid on its common stock during the six months ended June 30, 2017 and 2016:
	Six Months Ended June 30,
	2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	5,597	73%	—	—
Short-term capital gains proceeds from the sale of assets	2,032	27%	736	77%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	224	23%
Total	$7,629	100%	$960	100%

(1)
During the six months ended June 30, 2017 and 2016, 97.9% and 91.0%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.8% and 6.2%, respectively, was attributable to non-cash accretion of discount and 0.3% and 2.8%, respectively, was attributed to PIK interest.

The Company’s net investment income on a tax basis for the six months ended June 30, 2017 and 2016 was $6,871 and $224, respectively. As of June 30, 2017 and December 31, 2016, the Company had $3,708 and $2,032, respectively, of undistributed net investment income and accumulated undistributed net realized gains on a tax basis.
The difference between the Company’s GAAP-basis net investment income (loss) and its tax-basis net investment income is primarily due to the reclassification of prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the reversal of the required

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company, the tax basis net investment income portion of the TRS payments and the accretion of discount on the TRS.
The following table sets forth a reconciliation between GAAP-basis net investment income (loss) and tax-basis net investment income during the six months ended June 30, 2017 and 2016:
	Six Months Ended June 30,
	2017	2016
GAAP-basis net investment income	$571	$(801)
Reversal of incentive fee accrual on unrealized gains	802	218
Reclassification of unamortized OID and prepayment fees	(186)	(47)
Tax-basis net investment income portion of total return swap payments	3,634	235
Accretion of discount on total return swap	815	79
Other miscellaneous differences	1,235	540
Tax-basis net investment income	$6,871	$224

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
As of June 30, 2017 and December 31, 2016, the components of accumulated earnings on a tax basis were as follows:
	June 30, 2017 (Unaudited)	December 31, 2016
Distributable ordinary income (net investment income and short-term capital gains)	$3,708	$2,032
Other temporary differences	(813)	(1,114)
Net unrealized appreciation (depreciation) on investments and total return swap(1)	5,793	3,671
Total	$8,688	$4,589

(1)
As of June 30, 2017 and December 31, 2016, the gross unrealized appreciation on the Company’s investments and TRS was $6,078 and $3,725, respectively. As of June 30, 2017 and December 31, 2016, the gross unrealized depreciation on the Company’s investments was $285 and $54, respectively.

The aggregate cost of the Company’s investments, including the accretion of discount on the TRS, for U.S. federal income tax purposes totaled $198,700 and $62,061 as of June 30, 2017 and December 31, 2016, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s TRS, was $5,793 and $3,671 as of June 30, 2017 and December 31, 2016, respectively.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2017 and December 31, 2016:
	June 30, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$96,834	$98,380	49%	$40,917	$41,296	65%
Senior Secured Loans—Second Lien	29,974	30,783	15%	5,423	5,843	9%
Senior Secured Bonds	23,029	23,268	11%	2,000	2,045	3%
Subordinated Debt	46,864	48,065	24%	12,761	13,502	22%
Equity/Other	1,184	1,139	1%	651	624	1%
Total	$197,885	$201,635	100%	$61,752	$63,310	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2017 and December 31, 2016 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8. The investments underlying the TRS had a notional amount and market value of  $168,110 and $170,187, respectively as of June 30, 2017 and $110,444 and $112,411, respectively, as of December 31, 2016.
	June 30, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$227,779	$230,574	62%	$136,436	$138,354	79%
Senior Secured Loans—Second Lien	67,139	68,776	19%	20,348	21,196	12%
Senior Secured Bonds	23,029	23,268	6%	2,000	2,045	1%
Subordinated Debt	46,864	48,065	13%	12,761	13,502	8%
Equity/Other	1,184	1,139	0%	651	624	0%
Total	$365,995	$371,822	100%	$172,196	$175,721	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of June 30, 2017 and December 31, 2016, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2017, the Company had ten unfunded debt investments with aggregate unfunded commitments of  $11,847 and one unfunded equity/other commitment to purchase up to $16 in shares of series A units of Chisholm Oil and Gas, LLC. As of December 31, 2016, the Company had seven unfunded debt investments with aggregate unfunded

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

commitments of  $9,846. The Company maintains sufficient cash on hand and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of June 30, 2017 and audited consolidated schedule of investments as of December 31, 2016.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2017 and December 31, 2016:
	June 30, 2017 (Unaudited)		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$—	—	$2,925	5%
Capital Goods	51,642	26%	11,696	19%
Commercial & Professional Services	29,056	14%	12,694	20%
Consumer Services	38,181	19%	17,880	28%
Diversified Financials	9,412	5%	1,988	3%
Energy	16,655	8%	2,044	3%
Health Care Equipment & Services	4,859	2%	—	—
Insurance	9,373	5%	—	—
Materials	10,892	5%	—	—
Retailing	11,265	6%	3,069	5%
Software & Services	18,438	9%	11,014	17%
Transportation	1,862	1%	—	—
Total	$201,635	100%	$63,310	100%

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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

As of June 30, 2017 and December 31, 2016, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:
	June 30, 2017 (Unaudited)		December 31, 2016
Valuation Inputs	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—	—
Level 3—Significant unobservable inputs	201,635	2,858	63,310	2,422
Total	$201,635	$2,858	$63,310	$2,422

The Company’s investments as of June 30, 2017 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Eighteen senior secured loan investments, three senior secured bond investments and one subordinated debt investment, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. All of the Company’s equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income or revenues. One senior secured loan investment, which was newly issued and purchased near June 30, 2017, was valued at cost, as the Company’s board of directors determined that the cost of such investment was the best indication of its fair value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.
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
The following is a reconciliation for the six months ended June 30, 2017 and 2016 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Six Months Ended June 30, 2017
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$41,296	$5,843	$2,045	$13,502	$624	$63,310
Accretion of discount (amortization of premium)	48	33	(21)	83	—	143
Net realized gain (loss)	175	182	248	213	—	818
Net change in unrealized appreciation (depreciation)	1,167	389	194	460	(18)	2,192
Purchases	74,361	31,184	26,018	41,009	533	173,105
Paid-in-kind interest	20	—	—	—	—	20
Sales and redemptions	(18,687)	(6,848)	(5,216)	(7,202)	—	(37,953)
Net transfers in or out of Level 3	—	—	—	—	—	—
Fair value at end of period	$98,380	$30,783	$23,268	$48,065	$1,139	$201,635
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$1,312	$468	$194	$574	$(18)	$2,530

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

The following is a reconciliation for the six months ended June 30, 2017 and 2016 of the total return swap for which significant unobservable inputs (Level 3) were used in determining the fair value:
	For the Six Months Ended June 30,
	2017	2016
Fair value at beginning of period	$2,422	$—
Accretion of discount (amortization of premium)	—	—
Net realized gain (loss)	5,063	735
Net change in unrealized appreciation (depreciation)	436	240
Sales and redemptions	(5,063)	(735)
Net transfers in or out of Level 3	—	—
Fair value at end of period	$2,858	$240
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to the total return swap still held at the reporting date	$436	$240

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2017 and December 31, 2016 were as follows:
Type of Investment	Fair Value at June 30, 2017 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$69,992	Market Comparables	Market Yield (%)	7.7% - 11.5%	8.9%
	96	Other(2)	Other(2)	N/A	N/A
	26,768	Market Quotes	Indicative Dealer Quotes	92.0% - 102.8%	99.1%
	1,524	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Loans—Second Lien	2,126	Market Comparables	Market Yield (%)	8.9% - 12.3%	11.1%
	28,657	Market Quotes	Indicative Dealer Quotes	98.0% - 101.0%	100.2%
Senior Secured Bonds	6,253	Market Comparables	Market Yield (%)	9.3% - 10.3%	9.9%
	17,015	Market Quotes	Indicative Dealer Quotes	102.1% - 109.0%	105.2%
Subordinated Debt	9	Market Comparables	EBITDA Multiples (x)	10.3x - 11.3x	10.8x
	48,056	Market Quotes	Indicative Dealer Quotes	96.1% - 104.8%	100.5%
Equity/Other	1,139	Market Comparables	EBITDA Multiples (x)	5.3x - 15.3x	9.9x
		Option Valuation Model	Volatility (%)	30.0% - 30.0%	30.0%
Total	$201,635
Total Return Swap	$2,858	Market Quotes	Indicative Dealer Quotes	61.4% - 102.0%	98.1%

(1)
Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which was provided by an independent third-party pricing service and screened for validity by such service. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)
Fair value based on expected outcome of proposed corporate transactions or other various factors.

Type of Investment	Fair Value at December 31, 2016	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$21,315	Market Comparables	Market Yield (%)	8.0% - 10.5%	9.1%
	34	Other(2)	Other(2)	N/A	N/A
	13,697	Market Quotes	Indicative Dealer Quotes	97.0% - 101.5%	99.8%
	6,250	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Loans—Second Lien	1,209	Market Comparables	Market Yield (%)	12.5% - 13.0%	12.8%
	4,634	Market Quotes	Indicative Dealer Quotes	93.5% - 98.5%	97.4%
Senior Secured Bonds	2,045	Market Comparables	Market Yield (%)	8.5% - 9.0%	8.8%
Subordinated Debt	9	Market Comparables	EBITDA Multiples (x)	9.3x - 10.3x	9.8x
	13,493	Market Quotes	Indicative Dealer Quotes	99.9% - 102.8%	101.5%
Equity/Other	624	Market Comparables	EBITDA Multiples (x)	7.0x - 14.3x	9.6x
Total	63,310
Total Return Swap	$2,422	Market Quotes	Indicative Dealer Quotes	81.4% - 101.8%	97.6%

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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements
The following table presents summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2017 and December 31, 2016. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2016 and the additional disclosure set forth in this Note 8.
	As of June 30, 2017 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility	Prime Brokerage	L+1.25%	$19,900	$30,100	March 27, 2018(1)
Citibank Total Return Swap	Total Return Swap	L+1.60%	$168,110	$6,890	N/A(2)

(1)
As described below, this facility generally is terminable upon 270 days’ notice by either party. As of June 30, 2017, neither party to the facility had provided notice of its intent to terminate the facility.

(2)
The TRS may be terminated by Cheltenham Funding at any time, subject to payment of an early termination fee if prior to January 19, 2018 (July 19, 2017 as of June 30, 2017), or by Citibank on or after January 19, 2018 (July 19, 2017 as of June 30, 2017), in each case, in whole or in part, upon prior written notice to the other party.

	As of December 31, 2016
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap(1)	Total Return Swap	L+1.60%	$110,444	$14,556	N/A(2)

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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Borrowings under the BNP facility accrue interest at a rate equal to three-month LIBOR plus 1.25% per annum. Broomall Funding will be required to pay a commitment fee on all unused amounts equal to (a) 0.65% per annum on unused amounts so long as 75% or more of the facility amount is utilized or (b) 0.85% per annum on unused amounts if less than 75% of the facility amount is utilized. Interest and fees are payable monthly in arrears. Broomall Funding may terminate the committed facility agreement upon 270 days’ notice. Absent a default or facility termination event or the ratings decline described in the following sentence, BNPP is required to provide Broomall Funding with 270 days’ notice prior to terminating or materially amending the committed facility agreement. BNPP has a cancellation right if BNP Paribas’ long-term credit rating declines three or more notches below its highest rating by any of Standard & Poor’s Financial Services LLC, or S&P, Moody’s Investors Service, Inc., or Moody’s, or Fitch Ratings, Inc., during the period commencing on the closing date of the committed facility agreement and ending on the date of such long-term credit rating decline. Upon any such termination, BNPP shall pay Broomall Funding a fee equal to 0.50% of the maximum amount of financing available on the termination date. Broomall Funding paid an arrangement fee and incurred certain other customary costs and expenses in connection with obtaining the BNP facility.
As of June 30, 2017, $19,900 was outstanding under the BNP facility. The carrying amount outstanding under the BNP facility approximates its fair value. The Company incurred costs of  $75 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on the Company’s consolidated balance sheets and amortize to interest expense over the life of the facility. As of June 30, 2017, $49 of such deferred financing costs had yet to be amortized to interest expense.
For the three and six months ended June 30, 2017, the components of total interest expense for the BNP facility were as follows:
	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Direct interest expense	$124	$124
Non-usage fees	64	101
Amortization of deferred financing costs	17	26
Total interest expense	$205	$251

For the six months ended June 30, 2017, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:
Six Months Ended June 30, 2017
Cash paid for interest expense(1)	$155
Average borrowings under the facility(2)	$20,703
Effective interest rate on borrowings (including the effect of non-usage fees)	3.40%
Weighted average interest rate (including the effect of non-usage fees)(3)	3.66%

(1)
Interest under the BNP facility is payable monthly in arrears which commenced on May 23, 2017.

(2)
Average borrowings for the six months ended June 30, 2017 were calculated for the period since the Company commenced borrowings thereunder to June 30, 2017.

(3)
Includes non-usage fees on the unused portion of the facility since the Company commenced borrowings thereunder to June 30, 2017.

Under the terms of the BNP financing agreements, BNPP has the ability to borrow a portion of the pledged collateral, or collectively, the rehypothecated securities, subject to certain limits. Broomall Funding receives a fee from BNPP in connection with any rehypothecated securities. Broomall Funding may designate any security within the pledged collateral as ineligible to be a rehypothecated security, provided

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

there are eligible securities within the segregated custody account in an amount at least equal to the outstanding borrowings owed by Broomall Funding to BNPP. Broomall Funding may recall any rehypothecated security at any time and BNPP must return such security or equivalent security within a commercially reasonable period. In the event BNPP does not return the security, Broomall Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such rehypothecated securities against any outstanding borrowings owed to BNPP under the BNP financing agreements. Rehypothecated securities are marked-to-market daily and if the value of all rehypothecated securities exceeds 100% of the outstanding borrowings owed by Broomall Funding under the BNP financing agreements, BNPP may either reduce the amount of rehypothecated securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Broomall Funding will continue to receive interest and the scheduled repayment of principal balances on rehypothecated securities. For the six months ended June 30, 2017, Broomall Funding did not receive any fees from BNP for securities that had been rehypothecated pursuant to the BNP financing agreements. As of June 30, 2017, there were no securities rehypothecated by BNP.
Borrowings of Broomall Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
Citibank Total Return Swap
On January 19, 2016, the Company’s wholly-owned financing subsidiary, Cheltenham Funding, entered into the TRS for a portfolio of senior secured floating rate loans with Citibank. The TRS has subsequently been amended five times resulting in the maximum aggregate notional amount of the portfolio of loans subject to the TRS being increased from $20,000 originally to $175,000, effective as of January 19, 2017, and the optional termination date being extended to January 19, 2018, effective as of July 19, 2017.
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
Under the terms of the TRS, Cheltenham Funding may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying loans below a specified amount. The limit on the additional collateral that Cheltenham Funding may be required to post pursuant to the TRS is equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by Cheltenham Funding. The amount of collateral required to be posted by Cheltenham Funding is determined primarily on the basis of the aggregate value of the underlying loans. The terms of the TRS with Citibank, the counter-party, incorporate a master netting arrangement. If Cheltenham Funding enters into another derivative with the counter-party, it could be offset with the TRS. As of June 30, 2017, there were no other contracts to offset the TRS. The terms of the TRS also provide that, in the case of certain termination events giving rise to the requirement to pay an early termination amount, the party to whom such early termination amount is owed (the “payee”) may elect, at its own option and without prior notice to the party owing such early termination amount (the “payer”), to set-off such early termination amount against any other amounts payable by the payee to the

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

payer under the TRS or any other agreement between the two parties. As of June 30, 2017, Cheltenham Funding and Citibank are not parties to any other agreements that would give rise to amounts payable between the two parties, or that create any liens on collateral posted by one party to the other, to net against and offset any such early termination amount.
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
Citibank may terminate the TRS on or after January 19, 2018 (July 19, 2017 as of June 30, 2017), unless certain specified events permit Citibank to terminate the TRS on an earlier date. Cheltenham Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Cheltenham Funding will be required to pay an early termination fee to Citibank if it elects to terminate the TRS at any time before 30 days prior to January 19, 2018 (July 19, 2017 as of June 30, 2017). Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments based on the minimum utilization amount, which would be owed by Cheltenham Funding to Citibank for the period from the termination date through and including January 19, 2018 (July 19, 2017 as of June 30, 2017). Such monthly payments will equal the present value of the product of  (x) 85%, multiplied by (y) the maximum notional amount of the TRS ($175,000), multiplied by (z) 1.60% or 1.50% per annum, as applicable. If the TRS had been terminated as of June 30, 2017, Cheltenham Funding would not have owed any early termination fee because such date was within the period 30 days prior to the then scheduled end of the term of the TRS.
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
As of June 30, 2017 and December 31, 2016, the gross amount of unrealized appreciation (depreciation) under the TRS was $2,858 and $2,422, respectively, which is reported as the fair value of the TRS on the consolidated balance sheets as unrealized appreciation on total return swap. As of June 30, 2017 and December 31, 2016, the receivable due on the TRS was $2,577 and $977, respectively, which is reflected on the Company’s consolidated balance sheets as a receivable due on total return swap.
As of June 30, 2017, Cheltenham Funding had selected 41 underlying loans with a total notional amount and market value of  $168,110 and $170,187, respectively, and posted $64,500 in cash collateral held by Citibank (of which only $62,141 was required to be posted), which is reflected as due from counterparty on the consolidated balance sheets. As of December 31, 2016, Cheltenham Funding had selected 35 underlying loans with a total notional amount and market value of  $110,444 and $112,411, respectively, and posted $46,000 in cash collateral held by Citibank (of which only $40,367 was required to be posted). The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding on its consolidated balance sheets as of June 30, 2017 and December 31, 2016.
Transactions in the TRS during the three months ended June 30, 2017 and 2016 resulted in $3,388 and $610, respectively, of net realized gain (loss) on the total return swap and $(1,245) and $(215), respectively,

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

in net change in unrealized appreciation (depreciation) on total return swap, both of which are reported on the Company’s consolidated statements of operations. Transactions in the TRS during the six months ended June 30, 2017 and 2016 resulted in $5,063 and $735, respectively, of net realized gain (loss) on the total return swap and $436 and $240, respectively, in net change in unrealized appreciation (depreciation) on total return swap, both of which are reported on the Company’s consolidated statements of operations. The net change in fair value of the TRS is reflected in the Company’s consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap.
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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The following is a summary of the underlying loans subject to the TRS as of June 30, 2017:
Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
American Bath Group, LLC	Capital Goods	L+525	1.0%	9/30/23	$3,811	$4,008	$197
American Bath Group, LLC	Capital Goods	L+975	1.0%	9/30/24	2,760	2,970	210
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	6,719	6,823	104
Avantor Performance Materials Holdings, Inc.	Materials	L+400	1.0%	3/11/24	4,429	4,437	8
Avantor Performance Materials Holdings, Inc.	Materials	L+825	1.0%	3/10/25	3,046	3,104	58
Cadence Aerospace Finance, Inc.	Capital Goods	L+575	1.3%	5/9/18	1,845	1,918	73
Caesars Entertainment Resort Properties, LLC(4)	Consumer Services	L+600	1.0%	10/11/20	2,583	2,596	13
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+825	1.0%	7/10/23	3,238	3,257	19
CEVA Group Plc(3)	Transportation	L+550	1.0%	3/19/21	1,273	1,394	121
CEVA Intercompany BV(3)	Transportation	L+550	1.0%	3/19/21	1,298	1,434	136
CEVA Logistics Canada, ULC(3)	Transportation	L+550	1.0%	3/19/21	224	247	23
CEVA Logistics U.S. Holdings, Inc.	Transportation	L+550	1.0%	3/19/21	1,791	1,978	187
Dayton Superior Corp.	Materials	L+800	1.0%	11/15/21	3,753	3,869	116
Diamond Resorts International, Inc.	Consumer Services	L+600	1.0%	9/2/23	6,774	6,987	213
EagleView Technology Corp.	Software & Services	L+825	1.0%	7/14/23	990	993	3
FullBeauty Brands Holdings Corp.	Consumer Durables & Apparel	L+475	1.0%	10/14/22	4,643	3,000	(1,643)
Gulf Finance, LLC	Energy	L+525	1.0%	8/25/23	4,742	4,540	(202)
HNC Holdings, Inc.	Capital Goods	L+450	1.0%	10/5/23	3,078	3,136	58
Inmar, Inc.	Software & Services	L+825	1.0%	4/28/25	6,895	6,913	18
Interior Logic Group, Inc.	Consumer Durables & Apparel	L+600	1.0%	3/1/24	6,842	7,001	159
Ivanti Software, Inc.	Software & Services	L+425	1.0%	1/22/24	2,530	2,525	(5)
LBM Borrower, LLC	Capital Goods	L+525	1.0%	8/20/22	8,609	8,670	61
LBM Borrower, LLC(4)	Capital Goods	L+925	1.0%	8/20/23	2,876	2,968	92
LD Intermediate Holdings, Inc.	Software & Services	L+588	1.0%	12/9/22	7,110	7,446	336
LTI Holdings, Inc.	Materials	L+475	1.0%	5/16/24	6,930	6,930	—
MORSCO, Inc.	Capital Goods	L+700	1.0%	10/31/23	3,081	3,233	152
New Arclin U.S. Holding Corp.	Materials	L+425	1.0%	2/14/24	4,829	4,902	73
P2 Upstream Acquisition Co.	Energy	L+400	1.3%	10/30/20	2,450	2,550	100
P2 Upstream Acquisition Co.	Energy	L+800	1.3%	4/30/21	1,309	1,436	127
Peak 10, Inc.(4)	Software & Services	L+725	1.0%	6/17/22	526	557	31
Precyse Acquisition Corp.	Health Care Equipment & Services	L+550	1.0%	10/19/22	5,691	5,796	105
Q Technologies, Inc.	Software & Services	L+850	1.0%	4/30/23	4,900	4,925	25
SRS Distribution Inc.	Capital Goods	L+425	1.0%	8/25/22	2,358	2,364	6
Strike, LLC	Energy	L+800	1.0%	11/30/22	4,729	4,973	244
Superior Industries International, Inc.	Automobiles & Components	L+450	1.0%	3/22/24	9,900	9,925	25
TKC Holdings, Inc.(4)	Commercial & Professional Services	L+750	1.0%	2/1/24	7,772	7,830	58
TNS, Inc.	Software & Services	L+800	1.0%	8/14/20	1,499	1,543	44
TravelCLICK, Inc.(4)	Software & Services	L+775	1.0%	11/6/21	4,070	4,218	148
Weight Watchers International, Inc.(3)(4)	Consumer Services	L+325	0.8%	4/2/20	8,182	8,836	654
WP CPP Holdings, LLC	Capital Goods	L+775	1.0%	4/30/21	2,184	2,204	20
York Risk Services Holding Corp.(4)	Insurance	L+375	1.0%	10/1/21	5,841	5,751	(90)
Total					$168,110	$170,187	2,077
Total TRS Accrued Income and Liabilities:							781
Total TRS Fair Value:							$2,858

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

(1)
Loan may be an obligation of one or more entities affiliated with the named company.

(2)
The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2017, three-month LIBOR was 1.30%.

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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights
The following is a schedule of financial highlights of the Company for the six months ended June 30, 2017 and the period from January 6, 2016 (Commencement of Operations) through December 31, 2016:
	Six Months Ended June 30, 2017 (Unaudited)	Period from January 6, 2016 (Commencement of Operations) through December 31, 2016
Per Share Data:(1)
Net asset value, beginning of period	$10.96	$10.28
Results of operations(2)
Net investment income (loss)	0.03	(0.26)
Net realized gain (loss) and unrealized appreciation (depreciation) on investments and total return swap	0.43	1.43
Net increase (decrease) in net assets resulting from operations	0.46	1.17
Stockholder distributions(3)
Distributions from net investment income	(0.29)	(0.48)
Distributions from net realized gain on investments	(0.10)	(0.16)
Net decrease in net assets resulting from stockholder distributions	(0.39)	(0.64)
Capital share transactions
Issuance of common stock(4)	0.04	0.15
Repurchases of common stock(5)	—	—
Net increase in net assets resulting from capital share transactions	0.04	0.15
Net asset value, end of period	$11.07	$10.96
Shares outstanding, end of period	25,004,836	14,782,671
Total return(6)	4.58%	13.20%
Total return (without assuming reinvestment of distributions)(7)	4.56%	12.84%
Ratio/Supplemental Data:
Net assets, end of period	$276,760	$161,996
Ratio of net investment income (loss) to average net assets(8)	1.29%	(2.43)%
Ratio of operating expenses to average net assets(8)	5.89%	7.74%
Ratio of net expenses to average net assets(8)	5.94%	6.82%
Portfolio turnover(9)	26.44%	318.21%
Total amount of senior securities outstanding, exclusive of treasury securities	$125,869	$70,077
Asset coverage per unit(10)	3.20	3.31

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

(8)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2017 are annualized, with the exception of certain expenses that may be non-recurring, such as capital gains incentive fees. Annualized ratios for the six months ended June 30, 2017 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2017. Ratios applicable to the period from January 6, 2016 (Commencement of Operations) through December 31, 2016 are not annualized. The following is a schedule of supplemental ratios for the six months ended June 30, 2017 and for the period from January 6, 2016 (Commencement of Operations) through December 31, 2016:

	Six Months Ended June 30, 2017 (Unaudited)	Period from January 6, 2016 (Commencement of Operations) through December 31, 2016
Ratio of accrued capital gains incentive fees to average net assets	0.43%	1.80%
Ratio of offering costs to average net assets	0.80%	1.21%
Ratio of excise taxes to average net assets	—	0.06%
(9)
Portfolio turnover for the six months ended June 30, 2017 and the period from January 6, 2016 (Commencement of Operations) through December 31, 2016 are not annualized.

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
In addition, we may opportunistically invest in CLOs. CLOs are a form of securitization where the cash flow from a pooled basket of syndicated loans is used to support distribution payments made to different tranches of securities. While collectively CLOs represent nearly fifty percent of the broadly syndicated loan universe, investing in individual CLO tranches requires a high degree of investor sophistication due to their structural complexity and the illiquid nature of their securities.
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
Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. On a look through basis, taking into account the investments underlying the TRS, we do not expect a significant portion of our portfolio to be comprised of subordinated loans; however, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC IV Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.
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
During the six months ended June 30, 2017, we did not accrue any amounts for expense reimbursements that FS Investments has agreed to pay. During the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, we accrued $666 for expense reimbursements that FS Investments agreed to pay, including $230 in reimbursements for the three months ended June 30, 2016. These reimbursements were funded, in part, through the offset of management fees payable by us to FSIC IV Advisor. As of June 30, 2017, we did not have any reimbursements due from FS Investments.
As discussed above, under the expense reimbursement agreement, amounts reimbursed to us by FS Investments may become subject to repayment by us in the future. During the six months ended June 30, 2017, we repaid $666 to FS Investments for expense recoupments. As of June 30, 2017, we did not have any expense recoupments due to FS Investments and no further amounts remain subject to repayment by us to FS Investments in the future.
FS Investments is controlled by our chairman, president and chief executive officer, Michael C. Forman, and FS Investments co-founder, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of our expenses in future quarters.

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2017 and for the Period from January 6, 2016 (Commencement of Operations) through December 31, 2016
During the six months ended June 30, 2017, we made investments in portfolio companies totaling $173,105. During the same period, we sold investments for proceeds of  $23,408 and received principal repayments of  $14,545. As of June 30, 2017, our investment portfolio, with a total fair value of  $201,635 (49% in first lien senior secured loans, 15% in second lien senior secured loans, 11% in senior secured bonds, 24% in subordinated debt and 1% in equity/other investments), consisted of interests in 44 portfolio companies. As of June 30, 2017, our investment portfolio’s fair value was $371,822 on a look through basis, taking into account the investments underlying our TRS (62% in first lien senior secured loans, 19% in second lien senior secured loans, 6% in senior secured bonds, 13% in subordinated debt and 0% in equity/other investments). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $138.6 million. As of June 30, 2017, the debt investments in our portfolio were purchased at a weighted average price of 98.9% of par and our estimated gross portfolio yield (which represents the expected annualized yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 8.9% based upon the amortized cost of our investments. During the six months ended June 30, 2017, our total return was 4.58% and our total return without assuming reinvestment of distributions was 4.56%.
Based on our regular weekly gross cash distribution amount of  $0.015521 per share as of June 30, 2017 and our public offering price of  $11.65 per share as of such date, the gross annualized distribution rate, which includes annualized distribution fees, as determined in accordance with applicable FINRA rules, was 6.93% as of June 30, 2017. The net annualized distribution rate to stockholders, which excludes annual distribution fees, was 6.00% as of June 30, 2017. The gross annualized distribution rate and the net annualized distribution rate to stockholders are each expressed as a percentage equal to the projected annualized distribution amount per share divided by our public offering price per share as of June 30, 2017. The gross annualized distribution rate and the net annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital.
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
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2017:
Net Investment Activity	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Purchases	$57,179	$173,105
Sales and Redemptions	(22,992)	(37,953)
Net Portfolio Activity	$34,187	$135,152

	For the Three Months Ended June 30, 2017		For the Six Months Ended June 30, 2017
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$19,038	33%	$74,361	43%
Senior Secured Loans—Second Lien	17,270	30%	31,184	18%
Senior Secured Bonds	12,183	22%	26,018	15%
Subordinated Debt	8,666	15%	41,009	24%
Equity/Other	22	0%	533	0%
Total	$57,179	100%	$173,105	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2017 and December 31, 2016:
	June 30, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$96,834	$98,380	49%	$40,917	$41,296	65%
Senior Secured Loans—Second Lien	29,974	30,783	15%	5,423	5,843	9%
Senior Secured Bonds	23,029	23,268	11%	2,000	2,045	3%
Subordinated Debt	46,864	48,065	24%	12,761	13,502	22%
Equity/Other	1,184	1,139	1%	651	624	1%
Total	$197,885	$201,635	100%	$61,752	$63,310	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2017 and December 31, 2016 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8 to our unaudited consolidated financial statements included herein. The investments underlying the TRS had a notional amount and market value of  $168,110 and $170,187, respectively, as of June 30, 2017 and $110,444 and $112,411, respectively, as of December 31, 2016.
	June 30, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$227,779	$230,574	62%	$136,436	$138,354	79%
Senior Secured Loans—Second Lien	67,139	68,776	19%	20,348	21,196	12%
Senior Secured Bonds	23,029	23,268	6%	2,000	2,045	1%
Subordinated Debt	46,864	48,065	13%	12,761	13,502	8%
Equity/Other	1,184	1,139	0%	651	624	0%
Total	$365,995	$371,822	100%	$172,196	$175,721	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2017 and December 31, 2016:
	June 30, 2017	December 31, 2016
Number of Portfolio Companies	44	18
% Variable Rate (based on fair value)	64.1%	74.4%
% Fixed Rate (based on fair value)	35.4%	24.6%
% Non-Income Producing Equity/Other Investments (based on fair value)	0.5%	0.9%
% Income Producing Equity/Other Investments (based on fair value)	0.0%	0.1%
Average Annual EBITDA of Portfolio Companies	$138,600	$104,710
Weighted Average Purchase Price of Debt Investments (as a % of par)	98.9%	97.5%
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	8.9%	9.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.0%	9.4%
Direct Originations
The following tables present certain selected information regarding our direct originations for the three and six months ended June 30, 2017:
New Direct Originations	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Total Commitments (including unfunded commitments)	$7,400	$48,782
Exited Investments (including partial paydowns)	(99)	(664)
Net Direct Originations	$7,301	$48,118

	For the Three Months Ended June 30, 2017		For the Six Months Ended June 30, 2017
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$7,385	100%	$45,900	94%
Senior Secured Loans—Second Lien	—	—	1,000	2%
Senior Secured Bonds	—	—	1,334	3%
Equity/Other	15	0%	548	1%
Total	$7,400	100%	$48,782	100%

	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Average New Direct Origination Commitment Amount	$2,467	$4,878
Weighted Average Maturity for New Direct Originations	9/12/23	6/23/23
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	8.9%	8.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	8.9%	8.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	8.7%	8.7%
The following table presents certain selected information regarding our direct originations as of June 30, 2017 and December 31, 2016:
Characteristics of All Direct Originations held in Portfolio	June 30, 2017	December 31, 2016
Number of Portfolio Companies	18	8
Average Annual EBITDA of Portfolio Companies	$48,700	$44,040
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	4.4x	4.4x
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.0%	9.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	9.2%	9.2%
Portfolio Composition by Strategy and Industry
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2017 and December 31, 2016:
	June 30, 2017		December 31, 2016
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Origination	$74,533	37%	$28,329	45%
Opportunistic	66,498	33%	15,187	24%
Broadly Syndicated/Other	60,604	30%	19,794	31%
Total	$201,635	100%	$63,310	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2017 and December 31, 2016:
	June 30, 2017 (Unaudited)		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$—	—	$2,925	5%
Capital Goods	51,642	26%	11,696	19%
Commercial & Professional Services	29,056	14%	12,694	20%
Consumer Services	38,181	19%	17,880	28%
Diversified Financials	9,412	5%	1,988	3%
Energy	16,655	8%	2,044	3%
Health Care Equipment & Services	4,859	2%	—	—
Insurance	9,373	5%	—	—
Materials	10,892	5%	—	—
Retailing	11,265	6%	3,069	5%
Software & Services	18,438	9%	11,014	17%
Transportation	1,862	1%	—	—
Total	$201,635	100%	$63,310	100%

As of June 30, 2017 and December 31, 2016, we did not “control” and were not an “affiliated person” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned more than 25% of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.
Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which we may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2017, we had ten unfunded debt investments with aggregate unfunded commitments of  $11,847 and one unfunded equity/other commitment to purchase up to $16 in shares of series A units of Chisholm Oil and Gas, LLC. As of December 31, 2016, we had seven unfunded debt investments with aggregate unfunded commitments of  $9,846. We maintain sufficient cash on hand and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding our unfunded debt investments, see our unaudited consolidated schedule of investments as of June 30, 2017 and our audited consolidated schedule of investments as of December 31, 2016.
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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2017 and December 31, 2016:
	June 30, 2017		December 31, 2016
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$187	0%	$—	—
2	201,448	100%	63,310	100%
3	—	—	—	—
4	—	—	—	—
5	—	—	—	—
Total	$201,635	100%	$63,310	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three Months Ended June 30, 2017 and 2016
Revenues
We generated investment income of  $4,382 and $311 for the three months ended June 30, 2017 and 2016, respectively, in the form of interest earned on senior secured loans (first and second lien), senior secured bonds and subordinated debt securities in our portfolio. Such revenues represent $4,298 and $283 of cash income earned as well as $84 and $28 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2017 and 2016, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
During the three months ended June 30, 2017 and 2016, we generated $3,797 and $282, respectively, of interest income, which represented 86.6% and 90.7%, respectively, of total investment income. The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our portfolio increases.
During the three months ended June 30, 2017 and 2016, we generated $585 and $29 of fee income, respectively, which represented 13.4% and 9.3%, respectively, of total investment income. Such fee income is transaction based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.
Expenses
Our operating expenses were $3,759 and $1,097 for the three months ended June 30, 2017 and 2016, respectively. Our operating expenses include base management fees attributed to FSIC IV Advisor of  $1,185 and $298, net of waivers by FSIC IV Advisor of base management fees to which it was otherwise entitled of $169 and $0, for the three months ended June 30, 2017 and 2016, respectively. Our operating expenses for the three months ended June 30, 2017 and 2016 also include administrative services expenses attributed to FSIC IV Advisor of  $100 and $60, respectively.
FSIC IV Advisor is eligible to receive incentive fees based on our performance. During the three months ended June 30, 2017 and 2016, we accrued capital gains incentive fees of  $214 and $107, respectively, based on the performance of our portfolio. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.
We recorded interest expense of  $205 for the three months ended June 30, 2017 in connection with our financing arrangement. For the three months ended June 30, 2017 and 2016, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $30 and $8, respectively, and fees and expenses incurred with our stock transfer agent totaled $37 and $15, respectively. Fees for our board of directors for the three months ended June 30, 2017 and 2016 were $96 and $21, respectively.
Our other general and administrative expenses totaled $264 and $239 for the three months ended June 30, 2017 and 2016, respectively, and consisted of the following:
	Three Months Ended June 30,
	2017	2016
Expenses associated with our independent audit and related fees	$70	$60
Legal fees	20	24
Printing fees	75	119
Other	99	36
Total	$264	$239

We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.
During the three months ended June 30, 2017 and 2016, the ratio of our operating expenses, net of management fee waiver, to our average net assets was 1.50% and 2.28%, respectively. During the three months ended June 30, 2017 and 2016, the ratio of our net expenses to our average net assets, which includes $0 and $230, respectively, of expense reimbursements from FS Investments, was 1.50% and 1.80%, respectively. During the three months ended June 30, 2017 and 2016, the ratio of our operating expenses, net of management fee waiver, to average net assets included $205 and $0, respectively, related to interest expense, $214 and $107, respectively, related to accruals for our capital gains incentive fees, and $471 and $231, respectively, related to offering costs. Without such expenses, the ratio of our total operating expenses to average net assets for the three months ended June 30, 2017 and 2016 would have been 1.13% and 1.57%, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance.
Expense Reimbursement
During the three months ended June 30, 2017, we did not accrue any amounts for expense reimbursements that FS Investments has agreed to pay. During the three months ended June 30, 2016, we accrued $230 for expense reimbursements that FS Investments agreed to pay. These reimbursements were funded through the offset of management fees payable by us to FSIC IV Advisor. See “—Overview—Expense Reimbursement” for a discussion of the expense reimbursement agreement.
Net Investment Income (Loss)
Our net investment income (loss) totaled $792 ($0.04 per share) and $(556) ($(0.12) per share), for the three months ended June 30, 2017 and 2016, respectively.
Net Realized Gains or Losses
We sold investments and received principal repayments of  $17,391 and $5,601, respectively, during the three months ended June 30, 2017, from which we realized a net gain of  $499. We sold investments of $28,154 and received principal repayments of  $1,052, respectively, during the three months ended June 30, 2016, from which we realized a net gain of  $189. During such periods, we earned $3,388 and $610, respectively, from periodic net settlement payments on our TRS, which are reflected as realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap
For the three months ended June 30, 2017 and 2016, the net change in unrealized appreciation (depreciation) on investments totaled $751 and $333, respectively. The net change in unrealized appreciation (depreciation) on our TRS was $(1,245) and $(215), respectively, for the three months ended June 30, 2017 and 2016. The net change in unrealized appreciation (depreciation) on our investments and TRS during the three months ended June 30, 2017 was primarily driven by the general performance of the underlying positions.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2017 and 2016, the net increase (decrease) in net assets resulting from operations was $4,185 ($0.19 per share) and $361 ($0.08 per share), respectively.
Comparison of the Six Months Ended June 30, 2017 and the Period from January 6, 2016 (Commencement of Operations) through June 30, 2016
Revenues
We generated investment income of  $7,741 and $325 for the six months ended June 30, 2017 and the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, respectively, in the form of interest earned on senior secured loans (first and second lien), senior secured bonds and subordinated debt securities in our portfolio. Such revenues represent $7,579 and $296 of cash income earned as well as $162 and $29 in non-cash portions relating to accretion of discount and PIK interest for such periods, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
During the six months ended June 30, 2017 and the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, we generated $5,782 and $296, respectively, of interest income, which represented 74.7% and 91.1%, respectively, of total investment income. The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our portfolio increases.
During the six months ended June 30, 2017 and the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, we generated $1,959 and $29, respectively, of fee income, which represented 25.3% and 8.9%, respectively, of total investment income. Such fee income is transaction based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.
Expenses
Our operating expenses were $6,762 and $1,792 for the six months ended June 30, 2017 and the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, respectively. Our operating expenses include base management fees attributed to FSIC IV Advisor of  $2,123 and $368, net of waivers by FSIC IV Advisor of base management fees to which it was otherwise entitled of  $258 and $0, for the three months ended June 30, 2017 and 2016, respectively. Our operating expenses for such periods also include administrative services expenses attributed to FSIC IV Advisor of  $200 and $120, respectively.
FSIC IV Advisor is eligible to receive incentive fees based on our performance. During the six months ended June 30, 2017 and the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, we accrued capital gains incentive fees of  $911 and $218, respectively, based on the performance of our portfolio, of which $802 and $218, respectively, was based on unrealized gains and $109 and $0, respectively, was based on realized gains. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of  $251 for the six months ended June 30, 2017 in connection with our financing arrangement. For the six months ended June 30, 2017 and the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $54 and $10, respectively, and fees and expenses incurred with our stock transfer agent totaled $107 and $35, respectively. Fees for our board of directors for such periods were $185 and $46, respectively.
Our other general and administrative expenses totaled $517 and $447 for the six months ended June 30, 2017 and the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, respectively, and consisted of the following:
	Six Months Ended June 30, 2017	Period from January 6, 2016 (Commencement of Operations) through June 30, 2016
Expenses associated with our independent audit and related fees	$140	$123
Legal fees	39	99
Printing fees	150	139
Other	188	86
Total	$517	$447

We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.
During the six months ended June 30, 2017 and the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, the ratio of our operating expenses, net of management fee waiver, to our average net assets was 3.04% and 5.72%, respectively. During such periods, the ratio of our net expenses to our average net assets, which includes $666 and $0, respectively, of expense recoupments to FS Investments and $0 and $666, respectively, of expense reimbursements from FS Investments, was 3.35% and 3.59%, respectively. During such periods, the ratio of our operating expenses, net of management fee waiver, to average net assets included $251 and $0, respectively, related to interest expense, $911 and $218, respectively, related to accruals for our capital gains incentive fees, and $852 and $231, respectively, related to offering costs. Without such expenses, the ratio of our total operating expenses to average net assets for such periods would have been 2.10% and 4.29%, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance.
Expense Reimbursement
During the six months ended June 30, 2017, we did not accrue any amounts for expense reimbursements that FS Investments has agreed to pay. During the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, we accrued $666 for expense reimbursements that FS Investments agreed to pay. These reimbursements were funded, in part, through the offset of management fees payable by us to FSIC IV Advisor. During the six months ended June 30, 2017, we accrued $666 for expense recoupments payable to FS Investments. See “—Overview—Expense Reimbursement” for a discussion of the expense reimbursement agreement.
Net Investment Income (Loss)
Our net investment income (loss) totaled $571 ($0.03 per share) and $(801) ($(0.26) per share), for the six months ended June 30, 2017 and the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, respectively.
Net Realized Gains or Losses
We sold investments and received principal repayments of  $23,408 and $14,545, respectively, during the six months ended June 30, 2017, from which we realized a net gain of  $818. We sold investments and received principal repayments of  $33,403 and $1,052, respectively, during the period from January 6, 2016

(Commencement of Operations) through June 30, 2016, from which we realized a net gain of  $189. During such periods, we earned $5,063 and $735, respectively, from periodic net settlement payments on our TRS, which are reflected as realized gains.
Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap
For the six months ended June 30, 2017 and the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $2,192 and $423, respectively. The net change in unrealized appreciation (depreciation) on our TRS was $436 and $240, respectively, for such periods. The net change in unrealized appreciation (depreciation) on our investments and TRS during the six months ended June 30, 2017 was primarily driven by the performance of our debt positions.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the six months ended June 30, 2017 and the period from January 6, 2016 (Commencement of Operations) through June 30, 2016, the net increase (decrease) in net assets resulting from operations was $9,080 ($0.46 per share) and $786 ($0.26 per share), respectively.
Financial Condition, Liquidity and Capital Resources
Overview
As of June 30, 2017, we had $36,652 in cash, which we and our wholly-owned financing subsidiaries held in custodial accounts, and $64,500 in cash held as collateral by Citibank under the terms of the TRS. In addition, as of June 30, 2017, we had $30,100 in borrowings available under our financing arrangement. As of June 30, 2017, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of June 30, 2017, we had ten unfunded debt investments with aggregate unfunded commitments of  $11,847 and one unfunded equity/other commitment to purchase up to $16 in shares of series A units of Chisholm Oil and Gas, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
We currently generate cash primarily from the net proceeds of the continuous public offering of shares of our Class T common stock and the issuance of shares under our distribution reinvestment plan and from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of FSIC IV Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “—Financing Arrangements.”
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
During the six months ended June 30, 2017, we issued 10,288,955 shares of Class T common stock for gross proceeds of  $118,271 at an average price per share of  $11.49. The gross proceeds received during the six months ended June 30, 2017 include reinvested stockholder distributions of  $4,670 for which we issued 420,486 shares of Class T common stock. The upfront selling commissions and dealer manager fees, as applicable, related to the sale of our Class T common stock were $4,220 for the six months ended June 30, 2017.

Since commencing our continuous public offering and through August 1, 2017, we have issued 26,070,591 shares of Class T common stock for gross proceeds of  $291,517, including Class T common stock issued under our distribution reinvestment plan and $9,106 in gross proceeds raised from the principal of FSIC IV Advisor, certain members of our board of directors and other individuals and entities affiliated with FSIC IV Advisor and GDFM. As of August 1, 2017, we had raised total gross proceeds of  $291,717, including $200 of seed capital contributed by the principal of FSIC IV Advisor in February 2015.
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
The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the six months ended June 30, 2017:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2017
December 31, 2016	January 4, 2017	24,998	100%	0.17%	$10.9536	$274
March 31, 2017	April 5, 2017	41,792	100%	0.22%	$11.1070	$464
On July 5, 2017, we repurchased 67,947 shares of common stock (representing 100% of the shares of common stock tendered for repurchase and 0.27% of the shares outstanding as of such date) at $11.1549 per share for aggregate consideration totaling $758. For additional information regarding our share repurchase program, see Note 3 to our unaudited consolidated financial statements included herein.
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
The following table presents summary information with respect to our outstanding financing arrangements as of June 30, 2017:
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility	Prime Brokerage	L+1.25%	$19,900	$30,100	March 27, 2018(1)
Citibank Total Return Swap	Total Return Swap	L+1.60%	$168,110	$6,890	N/A(2)

(1)
As described in Note 8 to our unaudited consolidated financial statements included herein, this facility generally is terminable upon 270 days’ notice by either party. As of June 30, 2017, neither party to the facility had provided notice of its intent to terminate the facility.

(2)
The TRS may be terminated by Cheltenham Funding at any time, subject to payment of an early termination fee if prior to January 19, 2018 (July 19, 2017 as of June 30, 2017), or by Citibank on or after January 19, 2018 (July 19, 2017 as of June 30, 2017), in each case, in whole or in part, upon prior written notice to the other party.

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
Our first distribution was declared for stockholders of record as of January 12, 2016. Subject to applicable legal restrictions and the sole discretion of our board of directors, we currently intend to declare regular cash distributions on a weekly basis and pay such distributions on a monthly basis. The gross amount declared by our board of directors is reduced for annual distribution fees. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept such stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC IV Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the six months ended June 30, 2017 was funded through the reimbursement of operating expenses by FS Investments. If FS Investments had not reimbursed certain of our expenses, 23% of the aggregate amount of distributions paid during the six months ended June 30, 2016 would have been funded from offering proceeds or borrowings.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who elect to receive their cash distributions in the form of shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we declared and paid to stockholders on our common stock during the six months ended June 30, 2017 and 2016:
	Distribution(1)
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.1496	$205
June 30, 2016	$0.1620	$755
Fiscal 2017
March 31, 2017(2)	$0.1877	$2,917
June 30, 2017(2)	$0.2017	$4,712

(1)
Distribution amounts and per share amounts shown are net of annual distribution fees, which began accruing on February 1, 2017, and reflect the special cash distributions described in footnote (2) below. See Note 4 to our unaudited consolidated financial statements included herein for a discussion regarding annual distribution fees.

(2)
On a monthly basis from February 2017 through June 2017, we paid special cash distributions in the weekly amount of approximately $0.002 per share, to stockholders of record as of the weekly record dates previously determined by our board of directors during that period. We paid a total of approximately $884 in special cash distributions to stockholders. Our board of directors ratified and approved such monthly special cash distribution payments on August 10, 2017.

On May 9, 2017 and August 10, 2017, our board of directors declared regular weekly cash distributions for July 2017 through September 2017 and October 2017 through December 2017, respectively, in the gross amount of  $0.015521 per share. The gross amount declared includes the weekly portion of the annual distribution fee amount, which is our expense and not paid to stockholders. These distributions, less the annual distribution fee amount, have been or will be paid monthly to Class T stockholders of record as of weekly record dates previously determined by our board of directors.
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
The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the six months ended June 30, 2017 and 2016:
	Six Months Ended June 30,
	2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	5,597	73%	—	—
Short-term capital gains proceeds from the sale of assets	2,032	27%	736	77%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	224	23%
Total	$7,629	100%	$960	100%

(1)
During the six months ended June 30, 2017 and 2016, 97.9% and 91.0%, respectively, of our gross investment income was attributable to cash income earned, 1.8% and 6.2%, respectively, was attributable to non-cash accretion of discount and 0.3% and 2.8%, respectively, was attributed to PIK interest.

Our net investment income on a tax basis for the six months ended June 30, 2017 and 2016 was $6,871 and $224, respectively. As of June 30, 2017 and December 31, 2016, we had $3,708 and $2,032, respectively, of undistributed net investment income and accumulated undistributed net realized gains on a tax basis.
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the six months ended June 30, 2017 and 2016.
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
Our investments as of June 30, 2017 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Eighteen senior secured loan investments, three senior secured bond investments and one subordinated debt investment, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investment. All of our equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One senior secured loan investment, which was newly issued and purchased near June 30, 2017, was valued at cost, as our board of directors determined that the cost of such investment was the best indication of its fair value. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

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
Organization Costs
Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to our organization. These costs are expensed as we raise proceeds in our continuous public offering. During the three and six months ended June 30, 2016, we expensed $118 and $317, respectively, of organization costs as we raised proceeds in our continuous public offering, which commenced on January 6, 2016.
Offering Costs
Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to our continuous public offering of shares of our common stock, including the preparation of our Registration Statement on Form N-2 and salaries and direct expenses of FSIC IV Advisor’s personnel, employees of its affiliates and others while engaged in such activities. We will defer and amortize such costs as an expense over twelve months as we raise proceeds in our continuous public offering. During the three and six months ended June 30, 2017, we expensed $471 and $852, respectively, of offering costs as we raised proceeds in our continuous public offering, which commenced on January 6, 2016. During the three and six months ended June 30, 2016, we expensed $231 of offering costs as we raised proceeds in our continuous public offering. During the six months ended June 30, 2017 and the period from February 25, 2015 (Inception) to December 31, 2016, we incurred offering costs of  $1,471 and $6,554, respectively, which were paid on our behalf by FS Investments. See also “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager.”
Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC IV Advisor became entitled to receive up to 0.75% of gross proceeds raised in our continuous public offering until all organization and offering costs funded by FSIC IV Advisor and its affiliates (including FS Investments) have been recovered.
Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2017 and 2016, we did not incur any interest or penalties.
Contractual Obligations
We have entered into an agreement with FSIC IV Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FSIC IV Advisor, and, to the extent it provides such services, GDFM, are reimbursed for administrative expenses and/or organization and offering costs incurred on our behalf, as applicable. See Note 4 to our unaudited consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager” for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the three and six months ended June 30, 2017 and 2016.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at June 30, 2017 is as follows:
	Payments Due By Period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
BNP Facility(1)	$19,900	$19,900	—	—	—

(1)
At June 30, 2017, $30,100 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days notice by either party. As of June 30, 2017, neither party to the facility had provided notice of its intent to terminate the facility.

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
FS Investments funded certain of our organization and offering costs in the amounts of  $1,471 and $6,871, respectively, for the six months ended June 30, 2017 and the period from February 25, 2015 (Inception) to December 31, 2016. Under the investment advisory and administrative services agreement, there was no liability on our part for the organization and offering costs funded by FSIC IV Advisor or its affiliates (including FS Investments) until we satisfied the minimum offering requirement on January 6, 2016. Since commencing our continuous public offering and through June 30, 2017, we have paid total reimbursements of  $2,044 to FSIC IV Advisor and its affiliates for organization and offering costs funded by them.
The dealer manager for our continuous public offering is FS Investment Solutions, which is one of our affiliates. Under the dealer manager agreement, FS Investment Solutions is entitled to receive upfront selling commissions and dealer manager fees in connection with the sale of shares of our common stock in our continuous public offering, all or a portion of which may be reallowed to selected broker-dealers and financial representatives. The dealer manager is also entitled to receive annual distribution fees which accrue daily and are paid on a monthly basis. The dealer manager is entitled to reallow all or a portion of annual distribution fees to selected broker-dealers and financial representatives. Except for Class T shares purchased by the principals of FSIC IV Advisor, members of our board of directors and other individuals and entities affiliated with FSIC IV Advisor and GDFM, or through investment advisors whose contracts for investment advisory and related services included a fixed or “wrap” fee or other asset-based fee arrangement, all of the distribution fee is expected to be reallowed to selected broker dealers and financial representatives.
The following table describes the fees and expenses we accrued under the investment advisory and administrative services agreement and fees that FS Investment Solutions received pursuant to our distribution plan and share repurchase program during the three and six months ended June 30, 2017 and 2016:
			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source	Description	2017	2016	2017	2016
FS Advisor	Investment Advisory And Administrative Services Agreement	Base Management Fees(1)	$1,185	$298	$2,123	$368
FS Advisor	Investment Advisory And Administrative Services Agreement	Capital Gains Incentive Fees(2)	$214	$107	$911	$218
FS Advisor	Investment Advisory And Administrative Services Agreement	Administrative Services Expenses(3)	$100	$60	$200	$120
FS Advisor	Investment Advisory And Administrative Services Agreement	Offering Costs(4)	$471	$231	$852	$231
FS Investment Solutions	Distribution Plan	Distribution Fees(5)	$27	—	$42	—
FS Investment Solutions	Share Repurchase Program	Contingent Deferred Sales Charges(6)	—	—	$10	—

(1)
FSIC IV Advisor has contractually agreed, effective February 1, 2017, to permanently waive 0.25% its base management fee to which it is entitled under the investment advisory and administrative services agreement so that the fee received equals 1.75% of the average weekly value of our gross assets. As a result, the amounts shown for the three and six months ended June 30, 2017 is net of waivers of  $169 and $258, respectively. During the six months ended June 30, 2017 and 2016, $1,754 and $68, respectively, in base management fees were paid to FSIC IV Advisor. During the six months ended June 30, 2016, $300 in base management fees were applied to offset the liability of FS Investments under the expense reimbursement agreement (see “—Overview—Expense Reimbursement”). As of June 30, 2017, $1,185 in base management fees were payable to FSIC IV Advisor.

(2)
During the six months ended June 30, 2017 and 2016, we accrued capital gains incentive fees of  $911 and $218, respectively, based on the performance of our portfolio. As of June 30, 2017 and December 31, 2016, we had accrued $1,728 and $1,302, respectively, in capital gains incentive fees, of which $1,619 and $817, respectively, was based on unrealized gains and $109 and $485, respectively, was based on realized gains. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. We paid FSIC IV Advisor $485 in capital gains incentive fees during the six months ended June 30, 2017. See “—Critical Accounting Policies—Capital Gains Incentive Fees” for a discussion of the methodology employed by us in calculating the capital gains incentive fees.

(3)
During the six months ended June 30, 2017 and 2016, $179 and $109, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC IV Advisor and the remainder related to other reimbursable expenses. We paid $258 and $21 in administrative services expenses to FSIC IV Advisor during the six months ended June 30, 2017 and 2016, respectively.

(4)
During the six months ended June 30, 2017 and 2016, we expensed offering costs of  $852 and $231, respectively, which related to reimbursements to FSIC IV Advisor for offering costs incurred on our behalf, including marketing expenses, salaries and other direct expenses of FSIC IV Advisor’s personnel and employees of its affiliates while engaged in registering and marketing our shares of common stock.

(5)
Represents the distribution fees retained by FS Investment Solutions and not re-allowed to selected broker-dealers or financial representatives.

(6)
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
Recent Developments
During the period from July 1, 2017 to August 1, 2017, we issued 999,227 shares of Class T common stock for gross proceeds of  $11,636 at an average price per share of  $11.65.
Item 3.
Quantitative and Qualitative Disclosures About Market Risk.
(in thousands)

We are subject to financial market risks, including changes in interest rates. As of June 30, 2017, 64.1% of our portfolio investments (based on fair value) paid variable interest rates, 35.4% paid fixed interest rates, 0.5% consisted of non-income producing equity/other investments and the remaining 0.0% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC IV Advisor with respect to our increased pre-incentive fee net investment income.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2017:
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Interest Income
Down 100 basis points	$795	$(198)	$993	4.0%
No change	—	—	—	—
Up 100 basis points	1,345	198	1,147	4.7%
Up 300 basis points	4,034	595	3,439	14.0%
Up 500 basis points	6,723	992	5,731	23.3%

(1)
Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Cheltenham Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.60% per annum on the utilized notional amount of the loans subject to the TRS. As of June 30, 2017, all of the loans underlying the TRS (based on fair value) paid variable interest rates.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2017 and 2016, we did not engage in interest rate hedging activities.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”
Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
During the second quarter of 2017, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information concerning our repurchases of shares of our Class T common stock pursuant to our share repurchase program during the quarter ended June 30, 2017:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 to April 30, 2017	41,792	$11.1070	41,792	(1)
May 1 to May 31, 2017	—	—	—	—
June 1 to June 30, 2017	—	—	—	—
Total	41,792	$11.1070	41,792	(1)

(1)
The maximum number of shares available for repurchase on April 1, 2017 was 170,512. A description of the maximum number of common shares that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

See Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a more detailed discussion of the terms of our share repurchase program.
Item 3.   Defaults upon Senior Securities.
Not applicable.
Item 4.   Mine Safety Disclosures.
Not applicable.
Item 5.   Other Information.
On August 10, 2017, our board of directors ratified and approved certain special cash distribution payments made by us from February 2017 through June 2017. These special cash distributions, in the weekly amount of approximately $0.002 per share, were paid on a monthly basis to stockholders of record as of the weekly record dates previously determined by our board of directors, commencing with the February 7, 2017 record date through the June 27, 2017 record date. We paid a total of approximately $884,000 in special cash distributions to stockholders.

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

10.14	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).
10.15	Confirmation Letter Agreement, dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).
10.16	Amended and Restated Confirmation Letter Agreement, dated as of April 12, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on April 14, 2016).
10.17	Second Amended and Restated Confirmation Letter Agreement, effective as of June 3, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on June 8, 2016).
10.18	Third Amended and Restated Confirmation Letter Agreement, effective as of June 30, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on June 13, 2016).
10.19	Fourth Amended and Restated Confirmation Letter Agreement, effective as of January 19, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 1, 2017).
10.20	Fifth Amended and Restated Confirmation Letter Agreement, effective as of July 19, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on July 24, 2017).
10.21	Investment Management Agreement, dated as of January 19, 2016, by and between FS Investment Corporation IV and Cheltenham Funding LLC (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).
10.22	Guarantee, dated as of January 19, 2016, by FS Investment Corporation IV in favor of Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).
10.23	Committed Facility Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).
10.24	U.S. PB Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd., on behalf of itself and as agent for the BNPP Entities (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).

10.25	Special Custody and Pledge Agreement, dated and effective as of March 1, 2017, by and among Broomall Funding LLC, BNP Paribas Prime Brokerage International, Ltd., and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).
10.26	Investment Management Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and FS Investment Corporation IV (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

c.   Financial statement schedules
No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2017.
FS INVESTMENT CORPORATION IV
By:	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ Edward T. Gallivan, Jr. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)