Form 10-Q
period 2017-09-30
FS Investment Corp IV
filed 2017-11-09
CIK 1637417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM       TO
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
There were 29,266,501 shares of the registrant’s Class T common stock outstanding as of October 31, 2017.

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements.

FS Investment Corporation IV
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2017 (Unaudited)	December 31, 2016
Assets
Investments, at fair value (amortized cost—$227,007 and $61,752, respectively)	$232,097	$63,310
Cash	41,063	47,008
Due from counterparty	69,500	46,000
Receivable for investments sold and repaid	8,895	15,677
Interest receivable	3,595	659
Receivable due on total return swap(1)	1,345	977
Unrealized appreciation on total return swap(1)	2,611	2,422
Deferred financing costs	16	—
Prepaid expenses and other assets	36	36
Total assets	$359,158	$176,089
Liabilities
Payable for investments purchased	$20,000	$11,148
Credit facility payable(1)	19,900	—
Stockholder distributions payable	107	105
Distribution fees payable	241	—
Management fees payable	1,432	816
Accrued capital gains incentive fees(2)	2,204	1,302
Administrative services expense payable	136	180
Interest payable(1)	6	—
Directors’ fees payable	138	88
Other accrued expenses and liabilities	445	454
Total liabilities	44,609	14,093
Commitments and contingencies ($276 and $6,345, respectively)(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.001 par value, 250,000,000 shares authorized, 28,234,550 and 14,782,671 shares issued and outstanding, respectively	28	15
Class I common stock, $0.001 par value, 350,000,000 shares authorized, none issued and outstanding	—	—
Capital in excess of par value	306,719	157,392
Accumulated net realized gains (losses) on investments and total return swap(4)	9,136	2,032
Accumulated distributions in excess of net investment income(4)	(9,035)	(1,423)
Net unrealized appreciation (depreciation) on investments and total return swap	7,701	3,980
Total stockholders’ equity	314,549	161,996
Total liabilities and stockholders’ equity	$359,158	$176,089
Net asset value per share of common stock at period end	$11.14	$10.96

(1)
See Note 8 for a discussion of the Company’s financing arrangements.

(2)
See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(3)
See Note 9 for a discussion of the Company’s commitments and contingencies.

(4)
See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment income
Interest income	$4,968	$887	$10,730	$1,174
Paid-in-kind interest income	5	9	25	18
Fee income	439	165	2,398	194
Total investment income	5,412	1,061	13,153	1,386
Operating expenses
Management fees(1)	1,636	520	4,017	888
Capital gains incentive fees(2)	476	582	1,387	800
Administrative services expenses	90	60	290	180
Stock transfer agent fees	25	47	132	82
Accounting and administrative fees	33	13	87	23
Interest expense(3)	230	—	481	—
Distribution fees	536	—	1,840	—
Organization costs	—	—	—	317
Offering costs	266	286	1,118	517
Directors’ fees	138	71	323	117
Other general and administrative expenses	207	121	724	568
Operating expenses	3,637	1,700	10,399	3,492
Management fee waiver(1)	(204)	—	(462)	—
Less: Expense reimbursement from sponsor(4)	—	—	—	(666)
Add: Expense recoupment to sponsor(4)	—	—	666	—
Net expenses	3,433	1,700	10,603	2,826
Net investment income (loss)	1,979	(639)	2,550	(1,440)
Realized and unrealized gain/loss
Net realized gain (loss) on investments	461	277	1,279	466
Net realized gain (loss) on total return swap(3)	2,794	1,660	7,857	2,395
Net change in unrealized appreciation (depreciation) on investments	1,340	672	3,532	1,095
Net change in unrealized appreciation (depreciation) on total return swap(3)	(247)	1,662	189	1,902
Total net realized gain (loss) and unrealized appreciation (depreciation)	4,348	4,271	12,857	5,858
Net increase (decrease) in net assets resulting from operations	$6,327	$3,632	$15,407	$4,418
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.24	$0.42	$0.70	$0.90
Weighted average shares outstanding	26,648,343	8,639,995	22,005,883	4,916,430

(1)
See Note 4 for a discussion of the waiver by FSIC IV Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(2)
See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(3)
See Note 8 for a discussion of the Company’s financing arrangements.

(4)
See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Operations
Net investment income (loss)	$2,550	$(1,440)
Net realized gain (loss) on investments and total return swap(1)	9,136	2,861
Net change in unrealized appreciation (depreciation) on investments	3,532	1,095
Net change in unrealized appreciation (depreciation) on total return swap(1)	189	1,902
Net increase (decrease) in net assets resulting from operations	15,407	4,418
Stockholder distributions(2)
Distributions from net investment income	(10,162)	(1,415)
Distributions from net realized gain on investments	(2,032)	(946)
Net decrease in net assets resulting from stockholder distributions	(12,194)	(2,361)
Capital share transactions(3)
Issuance of common stock	143,275	108,924
Reinvestment of stockholder distributions	7,561	1,469
Repurchases of common stock	(1,496)	(113)
Net increase in net assets resulting from capital share transactions	149,340	110,280
Total increase (decrease) in net assets	152,553	112,337
Net assets at beginning of period	161,996	200
Net assets at end of period	$314,549	$112,537
Accumulated distributions in excess of net investment income(2)	$(9,035)	$(2,855)

(1)
See Note 8 for a discussion of the Company’s financing arrangements.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$15,407	$4,418
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(222,010)	(123,560)
Paid-in-kind interest	(25)	(18)
Proceeds from sales and repayments of investments	58,583	73,072
Net realized (gain) loss on investments	(1,279)	(466)
Net change in unrealized (appreciation) depreciation on investments	(3,532)	(1,095)
Net change in unrealized (appreciation) depreciation on total return swap(1)	(189)	(1,902)
Accretion of discount	(524)	(158)
Amortization of deferred financing costs	59	—
(Increase) decrease in due from counterparty	(23,500)	(45,000)
(Increase) decrease in receivable for investments sold and repaid	6,782	(33,504)
(Increase) decrease in interest receivable	(2,936)	(403)
(Increase) decrease in receivable due on total return swap(1)	(368)	(1,027)
Increase (decrease) in payable for investments purchased	8,852	41,733
Increase (decrease) in distribution fees payable	241	—
Increase (decrease) in management fees payable	616	520
Increase (decrease) in accrued capital gains incentive fees	902	800
Increase (decrease) in administrative services expense payable	(44)	115
Increase (decrease) in interest payable(1)	6	—
Increase (decrease) in directors’ fees payable	50	71
Increase (decrease) in other accrued expenses and liabilities	(9)	332
Net cash provided by (used in) operating activities	(162,918)	(86,072)
Cash flows from financing activities
Issuance of common stock	143,275	108,924
Reinvestment of stockholder distributions	7,561	1,469
Repurchases of common stock	(1,496)	(113)
Stockholder distributions	(12,192)	(2,306)
Borrowings under credit facility(1)	24,800	—
Repayment under credit facility(1)	(4,900)	—
Deferred financing costs paid	(75)	—
Net cash provided by financing activities	156,973	107,974
Total increase (decrease) in cash	(5,945)	21,902
Cash at beginning of period	47,008	200
Cash at end of period	$41,063	$22,102
Supplemental disclosure
Excise and state taxes paid	$43	$—

(1)
See Note 8 for a discussion of the Company’s financing arrangements. During the nine months ended September 30, 2017, the Company paid $416 in interest expense on the credit facility.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Unaudited Consolidated Schedule of Investments
As of September 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—34.1%
Actian Corp.		Software & Services	L+796	1.0%	6/30/22	$1,524	$1,524	$1,535
AG Group Merger Sub, Inc.		Commercial & Professional Services	L+750	1.0%	12/29/23	8,939	8,939	9,051
All Systems Holding LLC		Commercial & Professional Services	L+770	1.0%	10/31/23	3,000	3,000	3,045
American Bath Group, LLC		Capital Goods	L+525	1.0%	9/30/23	2,977	2,965	2,996
AVF Parent, LLC		Retailing	L+725	1.3%	3/1/24	7,900	7,900	8,198
AVF Parent, LLC	(e)	Retailing	L+725	1.3%	3/1/24	2,400	2,400	2,490
Borden Dairy Co.		Food, Beverage & Tobacco	L+825	1.0%	7/6/23	4,375	4,375	4,355
Casablanca US Holdings Inc.		Consumer Services	L+475	1.0%	3/29/24	2,469	2,410	2,470
CEVA Group Plc	(g)	Transportation	L+550	1.0%	3/19/21	554	514	535
CEVA Intercompany BV	(g)	Transportation	L+550	1.0%	3/19/21	564	524	548
CEVA Logistics Canada, ULC	(g)	Transportation	L+550	1.0%	3/19/21	97	90	95
CEVA Logistics U.S. Holdings, Inc.		Transportation	L+550	1.0%	3/19/21	778	722	755
CSafe Acquisition Co., Inc.		Capital Goods	L+725	1.0%	11/1/21	96	96	96
CSafe Acquisition Co., Inc.	(e)	Capital Goods	L+725	1.0%	11/1/21	165	165	166
CSafe Acquisition Co., Inc.		Capital Goods	L+725	1.0%	10/31/23	2,086	2,086	2,099
CSafe Acquisition Co., Inc.	(e)	Capital Goods	L+725	1.0%	10/31/23	1,117	1,117	1,124
Dade Paper & Bag, LLC		Capital Goods	L+750	1.0%	6/10/24	3,353	3,353	3,395
Empire Today, LLC		Retailing	L+800	1.0%	11/17/22	2,978	2,977	3,007
FullBeauty Brands Holdings Corp.		Consumer Durables & Apparel	L+800	1.0%	10/14/20	7,000	7,000	7,105
JSS Holdings, Inc.		Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	9,980	9,886	9,986
JSS Holdings, Inc.	(e)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	1,818	1,818	1,819
North Haven Cadence Buyer, Inc.	(e)	Consumer Services	L+500	1.0%	9/2/21	188	188	188
North Haven Cadence Buyer, Inc.		Consumer Services	L+810	1.0%	9/2/22	5,434	5,434	5,516
North Haven Cadence Buyer, Inc.	(e)	Consumer Services	L+750	1.0%	9/2/22	813	813	825
Power Distribution, Inc.		Capital Goods	L+725	1.3%	1/25/23	5,001	5,001	5,051
Propulsion Acquisition, LLC		Commercial & Professional Services	L+600	1.0%	7/13/21	8,388	8,272	8,304
Safariland, LLC		Capital Goods	L+769	1.1%	11/18/23	4,766	4,766	4,825
Safariland, LLC	(e)	Capital Goods	L+725	1.1%	11/18/23	1,285	1,285	1,301
Sequel Youth and Family Services, LLC		Health Care Equipment & Services	L+796	1.0%	9/1/22	7,000	7,000	6,998
Sequel Youth and Family Services, LLC	(e)	Health Care Equipment & Services	L+700	1.0%	9/1/22	1,647	1,647	1,647
SSC (Lux) Limited S.à r.l.	(g)	Health Care Equipment & Services	L+750	1.0%	9/10/24	4,545	4,545	4,602
Strike, LLC		Energy	L+800	1.0%	5/30/19	667	663	683
Strike, LLC	(e)	Energy	L+800	1.0%	5/30/19	2,667	2,627	2,733
Trace3, LLC		Software & Services	L+775	1.0%	6/6/23	2,494	2,494	2,506
USI Senior Holdings, Inc.		Capital Goods	L+780	1.0%	1/5/22	5,144	5,144	5,159
USI Senior Holdings, Inc.	(e)	Capital Goods	L+725	1.0%	1/5/22	1,047	1,047	1,050
See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Westbridge Technologies, Inc.		Software & Services	L+850	1.0%	4/28/23	$2,981	$2,925	$2,959
York Risk Services Holding Corp.		Insurance	L+375	1.0%	10/1/21	992	986	978
Total Senior Secured Loans—First Lien							118,698	120,195
Unfunded Loan Commitments							(13,107)	(13,107)
Net Senior Secured Loans—First Lien							105,591	107,088
Senior Secured Loans—Second Lien—9.4%
Casablanca US Holdings Inc.		Consumer Services	L+900	1.0%	3/31/25	8,337	8,056	8,402
Chisholm Oil and Gas Operating, LLC		Energy	L+800	1.0%	3/21/24	1,000	1,000	1,003
LBM Borrower, LLC		Capital Goods	L+925	1.0%	8/20/23	2,427	2,377	2,422
LTI Holdings, Inc.		Materials	L+875	1.0%	5/16/25	3,000	2,942	3,011
TKC Holdings, Inc.		Retailing	L+800	1.0%	2/1/24	8,500	8,486	8,617
TravelCLICK, Inc.		Software & Services	L+775	1.0%	11/6/21	6,009	6,027	6,039
Total Senior Secured Loans—Second Lien							28,888	29,494
Senior Secured Bonds—9.6%
AssuredPartners, Inc.	(f)	Insurance	7.0%		8/15/25	5,682	5,682	5,821
Avantor, Inc.	(f)(h)	Materials	6.0%		10/1/24	1,282	1,282	1,313
Black Swan Energy Ltd.	(g)	Energy	9.0%		1/20/24	1,334	1,334	1,317
Caesars Growth Properties Holdings, LLC	(f)	Consumer Services	9.4%		5/1/22	7,000	7,490	7,550
CH2M Hill Companies, Ltd.		Capital Goods	10.0%		4/28/20	3,000	3,000	3,300
CSVC Acquisition Corp.	(f)	Diversified Financials	7.8%		6/15/25	9,183	9,183	9,011
Velvet Energy Ltd.	(g)	Energy	9.0%		10/5/23	2,000	2,000	1,985
Total Senior Secured Bonds							29,971	30,297
Subordinated Debt—20.3%
Ascent Resources Utica Holdings, LLC	(f)	Energy	10.0%		4/1/22	10,000	10,000	10,789
Avantor, Inc.	(f)(h)	Materials	9.0%		10/1/25	10,000	10,000	10,245
CEC Entertainment, Inc.	(f)	Consumer Services	8.0%		2/15/22	7,297	6,892	7,624
Coveris Holdings S.A.	(f)(g)	Materials	7.9%		11/1/19	12,529	12,434	12,349
Covey Park Energy LLC	(f)	Energy	7.5%		5/15/25	1,667	1,667	1,745
Exterran Energy Solutions, L.P.	(f)(g)	Capital Goods	8.1%		5/1/25	5,143	5,143	5,362
Great Lakes Dredge & Dock Corp.	(f)(g)	Capital Goods	8.0%		5/15/22	7,000	7,000	7,266
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	9	9	9
York Risk Services Holding Corp.	(f)	Insurance	8.5%		10/1/22	8,695	8,228	8,576
Total Subordinated Debt							61,373	63,965

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Equity/Other—0.4%
ASG Everglades Holdings, Inc., Warrants, 6/27/2022	(i)	Software & Services	12,081	$344	$258
Chisholm Oil and Gas, LLC, Series A Units	(i)(j)	Energy	58,533	59	57
CSF Group Holdings, Inc., Common Equity	(i)	Capital Goods	17,400	17	15
Escape Velocity Holdings, Inc., Common Equity	(i)	Software & Services	1,545	15	17
H.I.G. Empire Holdco, Inc., Common Equity	(i)	Retailing	14	41	47
JSS Holdco, LLC, Net Profits Interest	(i)	Capital Goods	—	—	44
North Haven Cadence TopCo, LLC, Common Equity	(i)	Consumer Services	208,333	209	280
PDI Parent LLC, Common Equity	(i)	Capital Goods	230,769	231	242
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services	4	40	35
SSC Holdco Limited, Common Equity	(g)(i)	Health Care Equipment & Services	11,364	228	258
Total Equity/Other				1,184	1,253
TOTAL INVESTMENTS—73.8%				$227,007	232,097
OTHER ASSETS IN EXCESS OF LIABILITIES—26.2%					82,452
NET ASSETS—100.0%					$314,549

Total Return Swap		Notional Amount	Unrealized Appreciation
Citibank TRS Facility (Note 8)	(g)	$169,931	$2,611

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2017, the three-month London Interbank Offered Rate, or LIBOR, or “L,” was 1.33%. PIK means paid-in-kind.

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

(g)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2017, 89.7% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 86.6% of the Company’s total assets represented qualifying assets as of September 30, 2017.

(h)
Position or portion thereof unsettled as of September 30, 2017.

(i)
Security is non-income producing.

(j)
Security held within FSIC IV Investments, LLC, a wholly-owned subsidiary of the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Consolidated Schedule of Investments
As of December 31, 2016
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—25.5%
AG Group Merger Sub, Inc.		Commercial & Professional Services	L+750	1.0%	12/29/23	$6,250	$6,250	$6,250
AG Group Merger Sub, Inc.	(g)	Commercial & Professional Services	L+750	1.0%	12/29/23	2,750	2,750	2,750
All Systems Holding LLC		Commercial & Professional Services	L+770	1.0%	10/31/23	3,000	3,000	3,025
AqGen Ascensus, Inc.		Diversified Financials	L+450	1.0%	12/5/22	1,986	1,963	1,988
ASG Technologies Group, Inc.		Software & Services	L+786, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	3,111	3,043	3,158
Corner Investment PropCo, LLC		Consumer Services	L+975	1.3%	11/2/19	4,792	4,760	4,840
CSafe Acquisition Co., Inc.		Capital Goods	L+725		11/1/21	35	35	35
CSafe Acquisition Co., Inc.	(g)	Capital Goods	L+725		11/1/21	226	226	226
CSafe Acquisition Co., Inc.		Capital Goods	L+725		10/31/23	2,000	2,000	2,000
CSafe Acquisition Co., Inc.	(g)	Capital Goods	L+725		10/31/23	1,217	1,217	1,217
Empire Today, LLC		Retailing	L+800	1.0%	11/17/22	3,000	3,000	3,027
JSS Holdings, Inc.		Capital Goods	L+650	1.0%	8/31/21	3,516	3,403	3,498
North Haven Cadence Buyer, Inc.	(g)	Consumer Services	L+500	1.0%	9/2/21	188	188	188
North Haven Cadence Buyer, Inc.		Consumer Services	L+813	1.0%	9/2/22	5,354	5,354	5,354
North Haven Cadence Buyer, Inc.	(g)	Consumer Services	L+750	1.0%	9/2/22	896	896	896
Propulsion Acquisition, LLC		Commercial & Professional Services	L+600	1.0%	7/13/21	3,439	3,343	3,371
Safariland, LLC		Capital Goods	L+769	1.0%	11/18/23	4,766	4,766	4,754
Safariland, LLC	(g)	Capital Goods	L+725	1.0%	11/18/23	1,285	1,285	1,282
Strike, LLC	(g)	Energy	L+800	1.0%	5/30/19	3,333	3,284	3,283
Total Senior Secured Loans—First Lien							50,763	51,142
Unfunded Loan Commitments							(9,846)	(9,846)
Net Senior Secured Loans—First Lien							40,917	41,296
Senior Secured Loans—Second Lien—3.6%
ASG Technologies Group, Inc.		Software & Services	L+1100, 0.0% PIK (6.0% Max PIK)	1.0%	6/27/22	1,246	917	1,209
BBB Industries US Holdings, Inc.		Automobiles & Components	L+875	1.0%	11/3/22	3,000	2,828	2,925
LBM Borrower, LLC		Capital Goods	L+925	1.0%	8/20/23	1,427	1,369	1,395
Peak 10, Inc.		Software & Services	L+725	1.0%	6/17/22	333	309	314
Total Senior Secured Loans—Second Lien							5,423	5,843
Senior Secured Bond—1.3%
Velvet Energy Ltd.	(e)	Energy	9.0%		10/5/23	2,000	2,000	2,045
Total Senior Secured Bond							2,000	2,045
Subordinated Debt—8.3%
BMC Software Finance, Inc.		Software & Services	7.3%		6/1/18	6,000	5,913	6,026
CEC Entertainment, Inc.		Consumer Services	8.0%		2/15/22	7,297	6,839	7,467
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	9	9	9
Total Subordinated Debt							12,761	13,502

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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Investment Corporation IV, or the Company, was incorporated under the general corporation laws of the State of Maryland on February 25, 2015 and formally commenced investment operations on January 6, 2016 upon raising gross proceeds in excess of  $1,000, or the minimum offering requirement, from sales of shares of its Class T common stock in its continuous public offering to persons who were not affiliated with the Company or the Company’s investment adviser, FSIC IV Advisor, LLC, or FSIC IV Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, and an affiliate of the Company. Prior to satisfying the minimum offering requirement, the Company had no operations except for matters relating to its organization.
The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2017, the Company had two wholly-owned subsidiaries through which it has entered into financing arrangements, one wholly-owned subsidiary through which it holds an interest in a certain non-controlled and non-affiliated portfolio company and one wholly-owned subsidiary through which it may in the future enter into a financing arrangement. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2017. All significant intercompany transactions have been eliminated in consolidation.
The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of  $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase or otherwise acquire interests, in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity in the Company’s target companies, generally in conjunction with one of the Company’s debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC IV Advisor will seek to tailor the Company’s investment focus as market conditions evolve. Depending on market conditions, the Company may increase or decrease its exposure to less senior portions of the capital structure or otherwise make opportunistic investments.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. The December 31, 2016 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.
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
The Company “looks through” its total return swap, or TRS, between its wholly-owned financing subsidiary Cheltenham Funding LLC, or Cheltenham Funding, and Citibank, N.A., or Citibank, in calculating the capital gains incentive fee. Under this methodology, the portion of the net settlement payments received by the Company pursuant to the TRS which would have represented net investment income to the Company had the Company held the loans underlying the TRS directly is treated as net investment income subject to the subordinated incentive fee on income payable to FSIC IV Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans underlying the TRS further reduces the capital gains incentive fee payable to FSIC IV Advisor with respect to realized gains. See Note 8 for additional information regarding the Company’s TRS.
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
Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as the Company raises proceeds in its continuous public offering. During the three and nine months ended September 30, 2016, the Company expensed $0 and $317, respectively, of organization costs as it raised proceeds in its continuous public offering, which commenced on January 6, 2016. During the period from February 25, 2015 (Inception) to December 31, 2015, the Company incurred organization costs of  $317 which were paid on the Company’s behalf by Franklin Square Holdings, L.P. (which does business as FS Investments), or FS Investments, the Company’s sponsor and an affiliate of FSIC IV Advisor (see Note 4).
Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal, and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the Company’s Registration Statement on Form N-2 and salaries and direct expenses of FSIC IV Advisor’s personnel, employees of its affiliates and others while engaged in such activities. The Company will defer and amortize such costs as an expense over twelve months as the Company raises proceeds in its continuous public offering. During the three and nine months ended September 30, 2017, the Company expensed $266 and $1,118, respectively, of offering costs as it raised proceeds in its continuous public offering, which commenced on January 6, 2016. During the three and nine months ended September 30, 2016, the Company expensed $286 and $517, respectively, of offering costs as it raised proceeds in its continuous public offering. During the nine months ended September 30, 2017 and the period from February 25, 2015 (Inception) to December 31, 2016, the Company incurred offering costs of  $2,114 and $6,554, respectively, which were paid on the Company’s behalf by FS Investments (see Note 4). On October 13, 2017, the Company’s board of directors approved the closing of its public offering to new investors on or around November 1, 2017. The Company expects the last weekly closing in its continuous public offering to new investors to take place on or about November 15, 2017.
Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC IV Advisor became entitled to receive up to 0.75% of gross proceeds raised in the Company’s continuous public offering until all organization and offering costs funded by FSIC IV Advisor or its affiliates (including FS Investments) have been recovered.
Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2016 and the audited consolidated financial statements as of and for the year ended December 31, 2016 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2017. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Revenue Recognition: In May 2014, the Financial Accounting Standards Board, or the FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides for revenue recognition based on the consideration to which an entity expects to be entitled in exchange for transferring goods or services to a customer. When it becomes effective, the new revenue recognition guidance in ASU No. 2014-09 will replace most revenue recognition guidance under existing GAAP. In 2016, the FASB issued additional guidance that clarified, amended and technically corrected prior revenue recognition guidance. The new revenue recognition guidance applies to all entities and all contracts with customers to provide goods or services in the ordinary course of business, excluding, among other things, financial instruments as well as certain other contractual rights and obligations. For public entities, the new standards are effective during the interim and annual periods beginning after December 15, 2017, with early adoption permitted. The standards permit the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the applicability of the new revenue recognition guidance to the Company’s revenue recognition policies and assessing the impact of this guidance on the Company’s consolidated financial statements.
Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2017 and 2016:
	Nine Months Ended September 30,
	2017		2016
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	12,906,965	$148,980	10,252,472	$111,166
Reinvestment of Distributions	679,651	7,561	137,034	1,469
Total Gross Proceeds	13,586,616	156,541	10,389,506	112,635
Upfront Selling Commissions and Dealer Manager Fees(1)	—	(5,705)	—	(2,242)
Net Proceeds to Company	13,586,616	150,836	10,389,506	110,393
Share Repurchase Program(2)	(134,737)	(1,496)	(10,521)	(113)
Net Proceeds from Share Transactions	13,451,879	$149,340	10,378,985	$110,280

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

Public Offering of Shares
On October 13, 2017, the Company’s board of directors approved the closing of its public offering to new investors on or around November 1, 2017. The Company expects the last weekly closing in its continuous public offering to new investors to take place on or about November 15, 2017.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

Since commencing its continuous public offering and through October 31, 2017, the Company has issued 29,450,790 shares of Class T common stock for gross proceeds of  $330,740, including Class T common stock issued under its distribution reinvestment plan and $9,241 in gross proceeds from the principal of FSIC IV Advisor, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC IV Advisor and GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser. As of October 31, 2017, the Company had raised total gross proceeds of  $330,940, including $200 of seed capital contributed by the principal of FSIC IV Advisor in February 2015 (see Note 4). During the period from October 1, 2017 to October 31, 2017, the Company issued 1,081,765 shares of common stock for gross proceeds of  $12,589.
The proceeds from the issuance of common stock as presented on the Company’s unaudited consolidated statements of changes in net assets and unaudited consolidated statements of cash flows are presented net of upfront selling commissions and dealer manager fees, as applicable, of  $5,705 and $2,242 for the nine months ended September 30, 2017 and 2016, respectively.
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

Historically, the Company limited the number of shares of common stock to be repurchased during any calendar year to the lesser of  (i) the number of shares of common stock it can repurchase with the proceeds it receives from the issuance of shares of its common stock under its distribution reinvestment plan and (ii) 10.0% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter. On May 9, 2017, the Company’s board of directors amended the share repurchase program. As amended, the Company will limit the maximum number of shares of common stock to be repurchased for any repurchase offer to the greater of  (A) the number of shares of common stock that the Company can repurchase with the proceeds it has received from the sale of shares of common stock under its distribution reinvestment plan during the twelve-month period ending on the date the applicable repurchase offer expires (less the amount of proceeds used to repurchase shares of common stock on each previous repurchase date for repurchase offers conducted during such twelve-month

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

period) (the Company refers to this limitation as the twelve-month repurchase limitation) and (B) the number of shares of common stock that the Company can repurchase with the proceeds it receives from the sale of shares of common stock under its distribution reinvestment plan during the three-month period ending on the date the applicable repurchase offer expires (the Company refers to this limitation as the three-month repurchase limitation). In addition to this limitation, the maximum number of shares of common stock to be repurchased for any repurchase offer will also be limited to 10.0% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter. As a result, the maximum number of shares of common stock to be repurchased for any repurchase offer will not exceed the lesser of  (i) 10.0% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter, and (ii) whichever is greater of the twelve-month repurchase limitation described in clause (A) above and the three-month repurchase limitation described in clause (B) above. The purpose of this amendment was to provide the potential for the repurchase of a greater number of shares under the share repurchase program, particularly in the early quarters of the calendar year, in light of the limitation relating to proceeds received in connection with the Company’s distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. The Company’s board of directors reserves the right, in its sole discretion, to limit the number of shares to be repurchased for each class by applying the limitations on the number of shares to be repurchased, noted above, on a per class basis.
On October 13, 2017, the Company further amended the terms of its share repurchase program, or the amended share repurchase program, which will be effective as of the commencement of the Company’s quarterly repurchase offer for the fourth quarter of 2017. Under the existing share repurchase program, the Company offers to repurchase shares of its common stock on a quarterly basis at a repurchase price equal to the net offering price in effect on each date of repurchase. Under the amended share repurchase program, the Company will offer to repurchase shares of its common stock at a repurchase price equal to the price at which shares of its common stock are issued pursuant to the Company’s distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. See Note 5 for additional information regarding the Company’s distribution reinvestment plan.
Prior to January 25, 2017, if a stockholder tendered his or her shares for repurchase by the Company, such shares were subject to a contingent deferred sales charge of 3.90%, which was calculated based upon the lesser of the estimated value of Class T shares as of the date of repurchase and the public offering price at the time such shares were purchased. The contingent deferred sales charge was not payable with respect to shares issued under the Company’s distribution reinvestment plan. Beginning with the tender offer conducted during the three months ended March 31, 2017, shares were no longer subject to a contingent deferred sales charge.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of its common stock pursuant to its share repurchase program during the nine months ended September 30, 2017 and 2016:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2016
June 30, 2016	July 6, 2016	10,521	100%	0.15%	$10.7091	$113
Fiscal 2017
December 31, 2016	January 4, 2017	24,998	100%	0.17%	$10.9536	$274
March 31, 2017	April 5, 2017	41,792	100%	0.22%	$11.1070	464
June 30, 2017	July 5, 2017	67,947	100%	0.27%	$11.1549	758
Total		134,737				$1,496

On October 4, 2017, the Company repurchased 49,814 shares of common stock (representing 100% of the shares of common stock tendered for repurchase and 0.18% of the shares outstanding as of such date) at $11.1549 per share for aggregate consideration totaling $556.
Note 4. Related Party Transactions
Compensation of the Investment Adviser and Dealer Manager
Pursuant to the investment advisory and administrative services agreement, FSIC IV Advisor is entitled to an annual base management fee of 2.0% of the average weekly value of the Company’s gross assets (gross assets equal the total assets of the Company set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. The Company commenced accruing fees under the investment advisory and administrative services agreement on January 6, 2016, upon commencement of the Company’s investment operations. Base management fees are paid on a quarterly basis in arrears. Effective February 1, 2017, FSIC IV Advisor contractually agreed to permanently waive 0.25% of the base management fee to which it is entitled under the investment advisory and administrative services agreement, so that the fee received equals 1.75% of the average weekly value of the Company’s gross assets. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that FSIC IV Advisor may be entitled to under the investment advisory and administrative services agreement.
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
Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, FS Investments, an affiliate of FSIC IV Advisor, funded the Company’s organization and offering costs. Following this period, the Company has paid certain of its organization and offering costs directly and has reimbursed FSIC IV Advisor for offering costs incurred by FSIC IV Advisor on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC IV Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock. On January 6, 2016, the investment advisory and administrative services agreement became effective upon satisfaction of the minimum offering requirement, and FSIC IV Advisor became entitled to receive up to 0.75% of the gross proceeds raised in the Company’s continuous public offering until all organization and offering costs incurred have been recovered. As the Company reimburses FSIC IV Advisor for such costs, organization costs are charged to expense and offering costs are deferred and amortized to expense over twelve months.
FS Investments funded certain of the Company’s organization and offering costs in the amounts of $2,114 and $6,871, respectively, for the nine months ended September 30, 2017 and the period from February 25, 2015 (Inception) to December 31, 2016. Under the investment advisory and administrative services agreement, there was no liability on the Company’s part for the organization and offering costs funded by FSIC IV Advisor or its affiliates (including FS Investments) until the Company satisfied the minimum offering requirement on January 6, 2016. Since commencing its continuous public offering and through September 30, 2017, the Company has paid total reimbursements of  $2,310 to FSIC IV Advisor and its affiliates for organization and offering costs funded by them. No amounts will remain reimbursable to FS Investments and its affiliates under this arrangement after the Company closes its continuous public offering in November 2017.
The dealer manager for the Company’s continuous public offering is FS Investment Solutions, which is one of the Company’s affiliates. Under a second amended and restated dealer manager agreement, dated as of January 25, 2017, among the Company, FSIC IV Advisor and FS Investment Solutions, FS Investment

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Solutions is entitled to receive upfront selling commissions and dealer manager fees in connection with the sale of shares of common stock in the Company’s continuous public offering, all or a portion of which may be reallowed to selected broker-dealers and financial representatives. The dealer manager reallowed to selected broker dealers and other financial representatives the upfront selling commissions and dealer manager fees, as applicable, it was entitled to receive during the nine months ended September 30, 2017, unless otherwise noted in the table below.
Shares of Class T common stock are subject to annual distribution fees of 1.00% of the estimated value of such shares, as determined in accordance with applicable rules of The Financial Industry Regulatory Authority, Inc., or FINRA. The annual distribution fees is paid by the Company to the dealer manager pursuant to a distribution plan adopted by the Company in compliance with Rules 12b-1 and 17d-3 under the 1940 Act, as if those rules applied to the Company. Among other requirements, such plan must be approved annually by a vote of the Company’s board of directors, including the directors who are not “interested persons” as defined in the 1940 Act and have no direct or indirect financial interest in the operation of such plan or in any agreements related to such plan.
Except for Class T shares purchased by the principal of FSIC IV Advisor, members of the Company’s board of directors and other individuals and entities affiliated with FSIC IV Advisor and GDFM, or through investment advisors whose contracts for investment advisory and related services include a fixed or “wrap” fee or other asset-based fee arrangement, annual distribution fees are expected to be reallowed to selected broker-dealers and financial representatives, unless noted in the table below. The annual distribution fees are intended to compensate the dealer manager and its affiliates, selected broker-dealers and financial representatives for services rendered and expenses incurred in connection with the ongoing marketing, sale and distribution of such shares.
The annual distribution fee accrues daily commencing upon the initial sale of shares of common stock in the Company’s continuous public offering until an investor reaches the sales charge cap, as defined below. The accrual as of and for the nine months ended September 30, 2017 reflects amounts beginning with the initial sale of shares of common stock in the Company’s continuous public offering through September 30, 2017. The annual distribution fees are payable with respect to all shares of Class T common stock, other than shares issued under the Company’s distribution reinvestment plan. The annual distribution fees will terminate for all Class T stockholders upon a liquidity event. In addition, the Company will stop paying the annual distribution fees with respect to any outstanding Class T share when the total underwriting compensation from the upfront selling commissions, dealer manager fees and annual distribution fees attributable to any share equals 7.25% of gross offering proceeds, or the sales charge cap. The sales charge cap applicable to certain shares, including shares sold prior to January 25, 2017, will be reduced by the amount of any upfront sales load that is waived for such shares or to otherwise account for any lower upfront sales load paid by an investor with respect to such shares.
The annual distribution fees for all Class T shares currently will terminate upon the earliest of  (i) any Class T share purchased after January 25, 2017 reaching the applicable sales charge cap, (ii) the Company’s dealer manager advising the Company that the aggregate underwriting compensation payable from all sources (determined in accordance with applicable FINRA rules) would be in excess of 10% of the gross proceeds of this offering and (iii) a liquidity event. If, in the future, the Company receives exemptive relief to offer multiple share classes and if it offers a class of common stock with no sales load or asset-based service or annual distribution fee, or a No-Load Share Class, upon a Class T share reaching the applicable sales charge cap, such share will be converted into a share of such No-Load Share Class and will no longer be subject to ongoing annual distribution fees.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement, amounts recouped by FS Investments under the expense reimbursement agreement, as defined below, and fees that FS Investment Solutions received pursuant to the Company’s distribution plan and share repurchase program during the three and nine months ended September 30, 2017 and 2016:
			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source	Description	2017	2016	2017	2016
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fees(1)	$1,432	$520	$3,555	$888
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fees(2)	$476	$582	$1,387	$800
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$90	$60	$290	$180
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$266	$286	$1,118	$517
FSIC IV Advisor	Expense Support and Conditional Reimbursement Agreement	Expense Recoupment(5)	—	—	$666	—
FS Investment Solutions	Distribution Plan	Distribution Fees(6)	$29	—	$71	—
FS Investment Solutions	Share Repurchase Program	Contingent Deferred Sales Charges(7)	—	$4	$10	$4

(1)
FSIC IV Advisor contractually agreed, effective February 1, 2017, to permanently waive 0.25% of the base management fee to which it is entitled under the investment advisory and administrative services agreement so that the fee received equals 1.75% of the average weekly value of the Company’s gross assets. As a result, the amount shown for the three and nine months ended September 30, 2017 is net of waivers of  $204 and $462, respectively. During the nine months ended September 30, 2017 and 2016, $2,939 and $68 in base management fees were paid to FSIC IV Advisor, respectively. During the nine months ended September 30, 2016, $300 in base management fees were applied to offset the liability of FS Investments under the expense reimbursement agreement (see “—Expense Reimbursement” below). As of September 30, 2017, $1,432 in base management fees were payable to FSIC IV Advisor.

(2)
During the nine months ended September 30, 2017 and 2016, the Company accrued capital gains incentive fees of  $1,387 and $800, respectively, based on the performance of its portfolio. As of September 30, 2017 and December 31, 2016, the Company had accrued $2,204 and $1,302, respectively, in capital gains incentive fees, of which $1,859 and $817, respectively, was based on unrealized gains and $345 and $485, respectively, was based on realized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. The Company paid FSIC IV Advisor $485 in capital gains incentive fees during the nine months ended September 30, 2017. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(3)
During the nine months ended September 30, 2017 and 2016, $257 and $142, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC IV Advisor and the remainder related to other reimbursable expenses. The Company paid $334 and $65 in administrative services expenses to FSIC IV Advisor during the nine months ended September 30, 2017 and 2016, respectively.

(4)
During the nine months ended September 30, 2017 and 2016, the Company expensed offering costs of  $1,118 and $517, respectively, all of which related to reimbursements to FSIC IV Advisor for offering costs incurred on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC IV Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock.

(5)
During the nine months ended September 30, 2017, the Company accrued $666 for expense recoupments payable to FSIC IV Advisor under the expense reimbursement agreement (see “—Expense Reimbursement” below). During the nine months ended September 30, 2017, the Company paid $666 to FSIC IV Advisor. As of September 30, 2017, the Company did not have any expense recoupments payable to FSIC IV Advisor.

(6)
Represents the distribution fees retained by FS Investment Solutions and not re-allowed to selected broker-dealers or financial representatives.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

(7)
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
As of October 31, 2017, the Company issued an aggregate of 886,394 shares of Class T common stock for aggregate gross proceeds of  $9,241 to the principals of FSIC IV Advisor, members of the Company’s board of directors and other individuals and entities affiliated with FSIC IV Advisor and GDFM, including shares of Class T common stock sold to Mr. Forman in February 2015.
Potential Conflicts of Interest
FSIC IV Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of the investment advisers to certain other BDCs, open- and closed-end management investment companies and a real estate investment trust sponsored by FS Investments, or the Fund Complex. As a result, such personnel provide, or expect to provide, investment advisory services to certain other funds in the Fund Complex and such personnel may serve in similar or other capacities for the investment advisers to future investment vehicles in the Fund Complex. While none of the investment advisers are currently providing investment advisory services to clients other than the funds in the Fund Complex, any, or all, may do so in the future. In the event that FSIC IV Advisor or its management team undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSIC IV Advisor or its management team. For additional information regarding potential conflicts of interest, see the Company’s annual report on Form 10-K for the year ended December 31, 2016.
Co-Investment Exemptive Relief
As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, the SEC granted exemptive relief to affiliates of the Company, upon which the Company may rely, and which permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC IV Advisor, including FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and any future BDCs that are advised by FSIC IV Advisor or its affiliated investment advisers, or collectively the Company’s co-investment affiliates. The Company believes this relief has and may continue to enhance its ability to further its investment objectives and strategies. The Company believes this relief may also increase favorable investment opportunities for it, in part, by allowing it to participate in larger investments, together with its co-investment affiliates, than would be available to the

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Company if such relief had not been obtained. Because the Company’s affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, the Company is permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance (e.g., where price is the only negotiated term).
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
Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse FS Investments for any amounts funded by FS Investments under such agreement if  (and only to the extent that), during any fiscal quarter occurring within three years of the date on which FS Investments funded such amount, the sum of the Company’s net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the cumulative distributions paid by the Company to its stockholders during such quarter; provided, however, that (i) the Company will only reimburse FS Investments for expense support payments made by FS Investments with respect to any calendar quarter to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of  (A) 1.75% of the Company’s average net assets attributable to shares of its common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to shares of its common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from FS Investments was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from FS Investments made during the same fiscal year); and (ii) the Company will not reimburse FS Investments for expense support payments made by FS Investments for any calendar quarter if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time FS Investments made the expense support payment to which such reimbursement payment relates. The Company is not obligated to pay interest on the reimbursements it is required to make

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

to FS Investments under the expense reimbursement agreement. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, annual distribution fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.
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
During the nine months ended September 30, 2017, the Company did not accrue any amounts for expense reimbursements that FS Investments has agreed to pay. During the period from January 6, 2016 (Commencement of Operations) through September 30, 2016, the Company accrued $666 for expense reimbursements that FS Investments agreed to pay. These reimbursements were funded, in part, through the offset of management fees payable by the Company to FSIC IV Advisor. As of September 30, 2017, the Company did not have any reimbursements due from FS Investments.
As discussed above, under the expense reimbursement agreement, amounts reimbursed to the Company by FS Investments may become subject to repayment by the Company in the future. During the nine months ended September 30, 2017, the Company repaid $666 of expense recoupments to FS Investments. As of September 30, 2017, the Company did not have any expense recoupments due to FS Investments and no further amounts remain subject to repayment by the Company to FS Investments in the future.
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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared and paid to stockholders on its common stock during the nine months ended September 30, 2017 and 2016:
	Distribution(1)
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.14960	$205
June 30, 2016	0.16200	755
September 30, 2016	0.16200	1,401
Total	$0.47360	$2,361
Fiscal 2017
March 31, 2017(2)	$0.18767	$2,917
June 30, 2017(2)	0.20171	4,712
September 30, 2017	0.17475	4,565
Total	$0.56413	$12,194

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

The Company previously declared regular cash distributions on a quarterly basis and paid such distributions on a monthly basis to stockholders of record, as determined on a weekly basis. On August 10, 2017, the Company’s board of directors declared regular weekly cash distributions for October 2017 through December 2017, each in the gross amount of  $0.015521 per share. The gross amount declared includes the portion of the annual distribution fee amount, which is an expense of the Company and not paid to stockholders. These distributions, less the annual distribution fee amount, have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by the Company’s board of directors. Following the closing of the Company’s continuous public offering, the Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis to Class T stockholders of record, as determined on a monthly basis. On November 6, 2017, the Company’s board of directors declared regular monthly cash distributions for January 2018 through March 2018, each in the gross amount of  $0.067258 per share. These distributions, less the annual distribution fee amount, will be paid monthly to Class T stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

In connection with the anticipated closing of the Company’s continuous public offering to new investors, the Company amended and restated its distribution reinvestment plan, or the amended distribution reinvestment plan, which will first apply to the reinvestment of cash distributions paid on or after November 29, 2017. Under the current distribution reinvestment plan, cash distributions to participating stockholders are reinvested in additional shares of the Company’s common stock at a purchase price equal to the net offering price in effect on the date of issuance. Under the amended distribution reinvestment plan, cash distributions to participating stockholders will be reinvested in additional shares of the Company’s common stock at a purchase price determined by the Company’s board of directors or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per share of the Company’s common stock as determined in good faith by the Company’s board of directors or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per share of the Company’s common stock as of such date. Although distributions paid in the form of additional shares of common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders who elect to participate in the Company’s distribution reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Stockholders receiving distributions in the form of additional shares of common stock will be treated as receiving a distribution in the amount of the fair market value of the Company’s shares of common stock.
The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of shares of the Company’s common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from FS Investments. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities and will be made after the deduction of fees and expenses, including any fees payable to FSIC IV Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.
For a period of time following commencement of the Company’s continuous public offering, which time period may be significant, substantial portions of the Company’s distributions have been, and may in the future, be funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through the waiver of certain investment advisory fees by FSIC IV Advisor, that are subject to repayment by the Company within three years. The purpose of this arrangement is to ensure that no portion of the Company’s distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or FS Investments continues to make such reimbursements or waivers of such fees. The Company’s future repayments of amounts reimbursed or waived by FS Investments or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. FS Investments and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. No portion of the distributions paid during the nine months ended

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

September 30, 2017 was funded through the reimbursement of operating expenses by FS Investments. During the nine months ended September 30, 2016, if FS Investments had not reimbursed certain of the Company’s expenses, 28% of the aggregate amount of distributions paid would have been funded from offering proceeds or borrowings.
The following table reflects the sources of the cash distributions paid to stockholders on a tax basis that the Company has paid on its common stock during the nine months ended September 30, 2017 and 2016:
	Nine Months Ended September 30,
	2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	10,162	83%	749	32%
Short-term capital gains proceeds from the sale of assets	2,032	17%	946	40%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	666	28%
Total	$12,194	100%	$2,361	100%

(1)
During the nine months ended September 30, 2017 and 2016, 98.2% and 93.5%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.6% and 5.2%, respectively, was attributable to non-cash accretion of discount and 0.2% and 1.3%, respectively, was attributed to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the nine months ended September 30, 2017 and 2016 was $11,196 and $1,415, respectively. As of September 30, 2017 and December 31, 2016, the Company had $4,906 and $2,032, respectively, of undistributed net investment income and accumulated undistributed net realized gains on a tax basis.
The difference between the Company’s GAAP-basis net investment income (loss) and its tax-basis net investment income is primarily due to the reclassification of unamortized original issue discount, certain amendment fees and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company, the inclusion of a portion of the periodic net settlement payments due on its TRS in tax-basis net investment income and non-deductible offering costs.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table sets forth a reconciliation between GAAP-basis net investment income (loss) and tax-basis net investment income during the nine months ended September 30, 2017 and 2016:
	Nine Months Ended September 30,
	2017	2016
GAAP-basis net investment income	$2,550	$(1,440)
Reversal of incentive fee accrual on unrealized gains	1,042	593
Reclassification of unamortized original issue discount, amendment fees and prepayment fees	(559)	(146)
Tax-basis net investment income portion of total return swap payments	5,822	1,371
Accretion of discount on total return swap	995	217
Nondeductible offering costs	1,118	—
Other miscellaneous differences	228	820
Tax-basis net investment income	$11,196	$1,415

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
As of September 30, 2017 and December 31, 2016, the components of accumulated earnings on a tax basis were as follows:
	September 30, 2017 (Unaudited)	December 31, 2016
Distributable ordinary income (net investment income and short-term capital gains)	$4,515	$2,032
Distributable capital gains (accumulated capital losses)	391	—
Other temporary differences	(1,634)	(1,114)
Net unrealized appreciation (depreciation) on investments and total return swap(1)	6,706	3,671
Total	$9,978	$4,589

(1)
As of September 30, 2017 and December 31, 2016, the gross unrealized appreciation on the Company’s investments and TRS was $7,120 and $3,725, respectively. As of September 30, 2017 and December 31, 2016, the gross unrealized depreciation on the Company’s investments was $414 and $54, respectively.

The aggregate cost of the Company’s investments, including the accretion of discount on the TRS, for U.S. federal income tax purposes totaled $228,002 and $62,061 as of September 30, 2017 and December 31, 2016, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s TRS, was $6,706 and $3,671 as of September 30, 2017 and December 31, 2016, respectively.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2017 and December 31, 2016:
	September 30, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$105,591	$107,088	46%	$40,917	$41,296	65%
Senior Secured Loans—Second Lien	28,888	29,494	13%	5,423	5,843	9%
Senior Secured Bonds	29,971	30,297	13%	2,000	2,045	3%
Subordinated Debt	61,373	63,965	28%	12,761	13,502	22%
Equity/Other	1,184	1,253	0%	651	624	1%
Total	$227,007	$232,097	100%	$61,752	$63,310	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2017 and December 31, 2016 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8. The investments underlying the TRS had a notional amount and market value of  $169,931 and $172,004, respectively as of September 30, 2017 and $110,444 and $112,411, respectively, as of December 31, 2016.
	September 30, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$236,790	$239,457	59%	$136,436	$138,354	79%
Senior Secured Loans—Second Lien	67,620	69,129	17%	20,348	21,196	12%
Senior Secured Bonds	29,971	30,297	8%	2,000	2,045	1%
Subordinated Debt	61,373	63,965	16%	12,761	13,502	8%
Equity/Other	1,184	1,253	0%	651	624	0%
Total	$396,938	$404,101	100%	$172,196	$175,721	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of September 30, 2017 and December 31, 2016, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2017, the Company had ten unfunded debt investments with aggregate unfunded commitments of  $13,107 and an unfunded equity/other commitment to purchase up to $16 in shares of series A units of Chisholm Oil and Gas, LLC. As of December 31, 2016, the Company had seven unfunded debt investments with aggregate

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

unfunded commitments of  $9,846. The Company maintains sufficient cash on hand, available borowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of September 30, 2017 and audited consolidated schedule of investments as of December 31, 2016.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2017 and December 31, 2016:
	September 30, 2017 (Unaudited)		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$—	—	$2,925	5%
Capital Goods	52,286	22%	11,696	19%
Commercial & Professional Services	20,444	9%	12,694	20%
Consumer Durables & Apparel	7,105	3%	—	—
Consumer Services	31,854	14%	17,880	28%
Diversified Financials	9,011	4%	1,988	3%
Energy	17,685	7%	2,044	3%
Food, Beverage & Tobacco	4,355	2%	—	—
Health Care Equipment & Services	11,858	5%	—	—
Insurance	15,375	6%	—	—
Materials	26,918	12%	—	—
Retailing	19,959	9%	3,069	5%
Software & Services	13,314	6%	11,014	17%
Transportation	1,933	1%	—	—
Total	$232,097	100%	$63,310	100%

Note 7. Fair Value of Financial Instruments
Under existing accounting guidance, fair value is defined as the price that the Company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. This accounting guidance emphasizes valuation techniques that maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.
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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

As of September 30, 2017 and December 31, 2016, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:
	September 30, 2017 (Unaudited)		December 31, 2016
Valuation Inputs	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—	—
Level 3—Significant unobservable inputs	232,097	2,611	63,310	2,422
Total	$232,097	$2,611	$63,310	$2,422

The Company’s investments consist primarily of debt investments that are traded on a private over-the-counter market for institutional investors. Debt investments, for which broker quotes are not available are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income or revenues, or, in limited instances, book value or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if the Company’s board of directors determines that the cost of such investment is the best indication of its fair value. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements. Except as described above, the Company values its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by an independent third-party pricing service and screened for validity by such service.
The Company values the TRS in accordance with the agreements between Cheltenham Funding and Citibank that collectively established the TRS, which agreements are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The valuation committee of the Company’s board of directors, or the valuation committee, and the board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis. To the extent the valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. See Note 8 for additional information regarding the Company’s TRS.
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
The following is a reconciliation for the nine months ended September 30, 2017 and 2016 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Nine Months Ended September 30, 2017
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$41,296	$5,843	$2,045	$13,502	$624	$63,310
Accretion of discount (amortization of premium)	84	354	(43)	129	—	524
Net realized gain (loss)	436	204	426	213	—	1,279
Net change in unrealized appreciation (depreciation)	1,118	186	281	1,851	96	3,532
Purchases	92,972	31,334	41,699	55,472	533	222,010
Paid-in-kind interest	25	—	—	—	—	25
Sales and repayments	(28,843)	(8,427)	(14,111)	(7,202)	—	(58,583)
Net transfers in or out of Level 3	—	—	—	—	—	—
Fair value at end of period	$107,088	$29,494	$30,297	$63,965	$1,253	$232,097
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$1,396	$563	$281	$1,959	$96	$4,295

	For the Nine Months Ended September 30, 2016
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$—	$—	$—	$—	$—
Accretion of discount (amortization of premium)	106	17	35	—	158
Net realized gain (loss)	407	56	3	—	466
Net change in unrealized appreciation (depreciation)	435	149	540	(29)	1,095
Purchases	89,597	16,336	17,075	552	123,560
Paid-in-kind interest	18	—	—	—	18
Sales and repayments	(61,194)	(5,465)	(6,413)	—	(73,072)
Net transfers in or out of Level 3	—	—	—	—	—
Fair value at end of period	$29,369	$11,093	$11,240	$523	$52,225
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$435	$149	$540	$(29)	$1,095

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the nine months ended September 30, 2017 and 2016 of the total return swap for which significant unobservable inputs (Level 3) were used in determining the fair value:
	For the Nine Months Ended September 30,
	2017	2016
Fair value at beginning of period	$2,422	$—
Accretion of discount (amortization of premium)	—	—
Net realized gain (loss)	7,857	2,395
Net change in unrealized appreciation (depreciation)	189	1,902
Sales and repayments	(7,857)	(2,395)
Net transfers in or out of Level 3	—	—
Fair value at end of period	$2,611	$1,902
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to the total return swap still held at the reporting date	$189	$1,902

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2017 and December 31, 2016 were as follows:
Type of Investment	Fair Value at September 30, 2017 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$86,660	Market Comparables	Market Yield (%)	6.7% - 11.8%	9.0%
	20,428	Market Quotes	Indicative Dealer Quotes	96.0% - 103.0%	99.3%
Senior Secured Loans—Second Lien	1,003	Market Comparables	Market Yield (%)	8.9% - 10.8%	9.9%
	28,491	Market Quotes	Indicative Dealer Quotes	98.9% - 101.8%	100.8%
Senior Secured Bonds	3,303	Market Comparables	Market Yield (%)	9.0% - 10.0%	9.4%
	3,300	Other(2)	Other	N/A	N/A
	23,694	Market Quotes	Indicative Dealer Quotes	98.0% - 108.2%	102.5%
Subordinated Debt	9	Market Comparables	EBITDA Multiples (x)	10.3x - 11.3x	10.8x
	63,956	Market Quotes	Indicative Dealer Quotes	98.5% - 108.0%	102.7%
Equity/Other	1,253	Market Comparables	EBITDA Multiples (x)	5.3x - 16.0x	10.1x
		Option Valuation Model	Volatility (%)	30.0% - 30.0%	30.0%
Total	$232,097
Total Return Swap	$2,611	Market Quotes	Indicative Dealer Quotes	73.9% - 101.0%	98.1%

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

Note 8. Financing Arrangements
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2017 and December 31, 2016. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2016 and the additional disclosure set forth in this Note 8.
	As of September 30, 2017 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility	Prime Brokerage	L+1.25%	$19,900	$30,100	June 27, 2018(1)
Citibank Total Return Swap	Total Return Swap	L+1.60%	$169,931	$5,069	N/A(2)

(1)
As described below, this facility generally is terminable upon 270 days’ notice by either party. As of September 30, 2017, neither party to the facility had provided notice of its intent to terminate the facility.

(2)
The TRS may be terminated by Cheltenham Funding at any time, subject to payment of an early termination fee if prior to the date 30 days before January 19, 2018, or by Citibank on or after January 19, 2018, in each case, in whole or in part, upon prior written notice to the other party.

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

(2)
The TRS was terminable by Cheltenham Funding at any time, subject to payment of an early termination fee if prior to the date 30 days before January 19, 2017, or by Citibank on or after January 19, 2017, in each case, in whole or in part, upon prior written notice to the other party.

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
As of September 30, 2017, $19,900 was outstanding under the BNP facility. The carrying amount outstanding under the BNP facility approximates its fair value. The Company incurred costs in connection with obtaining the facility, which the Company has recorded as deferred financing costs on the Company’s consolidated balance sheets and amortize to interest expense over the life of the facility. As of September 30, 2017, $16 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three and nine months ended September 30, 2017, the components of total interest expense for the BNP facility were as follows:
	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Direct interest expense	$131	$255
Non-usage fees	66	167
Amortization of deferred financing costs	33	59
Total interest expense	$230	$481

For the nine months ended September 30, 2017, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:
Nine Months Ended September 30, 2017
Cash paid for interest expense(1)	$416
Average borrowings under the facility(2)	$20,320
Effective interest rate on borrowings (including the effect of non-usage fees)	3.43%
Weighted average interest rate (including the effect of non-usage fees)(3)	3.75%

(1)
Interest is payable monthly in arrears and commenced on May 23, 2017.

(2)
Average borrowings for the nine months ended September 30, 2017 were calculated for the period since the Company commenced borrowings thereunder to September 30, 2017.

(3)
Includes non-usage fees on the unused portion of the facility since the Company commenced borrowings thereunder to September 30, 2017.

Under the terms of the BNP financing agreements, BNPP has the ability to borrow a portion of the pledged collateral, or collectively, the rehypothecated securities, subject to certain limits. Broomall Funding receives a fee from BNPP in connection with any rehypothecated securities. Broomall Funding may designate any security within the pledged collateral as ineligible to be a rehypothecated security, provided there are eligible securities within the segregated custody account in an amount at least equal to the outstanding borrowings owed by Broomall Funding to BNPP. Broomall Funding may recall any rehypothecated security at any time and BNPP must return such security or equivalent security within a commercially reasonable period. In the event BNPP does not return the security, Broomall Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such rehypothecated securities against any outstanding borrowings owed to BNPP under the BNP financing agreements. Rehypothecated securities are marked-to-market daily and if the value of all rehypothecated securities exceeds 100% of the outstanding borrowings owed by Broomall Funding under the BNP financing agreements, BNPP may either reduce the amount of rehypothecated securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Broomall Funding will continue to receive interest and the scheduled repayment of principal balances on rehypothecated securities. For the nine months ended September 30, 2017, Broomall Funding did not receive any fees from BNP for securities that had been rehypothecated pursuant to the BNP financing agreements. As of September 30, 2017, there were no securities rehypothecated by BNP.
Borrowings of Broomall Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Citibank Total Return Swap
On January 19, 2016, the Company’s wholly-owned financing subsidiary, Cheltenham Funding, entered into the TRS for a portfolio of senior secured floating rate loans with Citibank. The TRS has subsequently been amended multiple times resulting in the maximum aggregate notional amount of the portfolio of loans subject to the TRS being increased from $20,000 originally to $175,000, effective as of January 19, 2017, and the optional termination date being extended to January 19, 2018.
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
Under the terms of the TRS, Cheltenham Funding may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying loans below a specified amount. The limit on the additional collateral that Cheltenham Funding may be required to post pursuant to the TRS is equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by Cheltenham Funding. The amount of collateral required to be posted by Cheltenham Funding is determined primarily on the basis of the aggregate value of the underlying loans. The terms of the TRS with Citibank, the counter-party, incorporate a master netting arrangement. If Cheltenham Funding enters into another derivative with the counter-party, it could be offset with the TRS. As of September 30, 2017, there were no other contracts to offset the TRS. The terms of the TRS also provide that, in the case of certain termination events giving rise to the requirement to pay an early termination amount, the party to whom such early termination amount is owed (the “payee”) may elect, at its own option and without prior notice to the party owing such early termination amount (the “payer”), to set-off such early termination amount against any other amounts payable by the payee to the payer under the TRS or any other agreement between the two parties. As of September 30, 2017, Cheltenham Funding and Citibank are not parties to any other agreements that would give rise to amounts payable between the two parties, or that create any liens on collateral posted by one party to the other, to net against and offset any such early termination amount.
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
Citibank may terminate the TRS on or after January 19, 2018, unless certain specified events permit Citibank to terminate the TRS on an earlier date. Cheltenham Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Cheltenham Funding will be required to pay an early termination fee to Citibank if it elects to terminate the TRS at any time before 30 days prior to January 19, 2018. Under the terms of the TRS, the early termination fee will

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

equal the present value of a stream of monthly payments based on the minimum utilization amount, which would be owed by Cheltenham Funding to Citibank for the period from the termination date through and including January 19, 2018. Such monthly payments will equal the present value of the product of  (x) 85%, multiplied by (y) the maximum notional amount of the TRS ($175,000), multiplied by (z) 1.60% or 1.50% per annum, as applicable. If the TRS had been terminated as of September 30, 2017, Cheltenham Funding would have been required to pay an early termination fee of  $526. Other than during the first 90 days and last 30 days of the term of the TRS, Cheltenham Funding is required to pay a minimum usage fee if less than 85% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 85% but less than 100% of the maximum notional amount of the TRS is utilized.
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
As of September 30, 2017 and December 31, 2016, the gross amount of unrealized appreciation (depreciation) under the TRS was $2,611 and $2,422, respectively, which is reported as the fair value of the TRS on the consolidated balance sheets as unrealized appreciation on total return swap. As of September 30, 2017 and December 31, 2016, the receivable due on the TRS was $1,345 and $977, respectively, which is reflected on the Company’s consolidated balance sheets as a receivable due on total return swap.
As of September 30, 2017, Cheltenham Funding had selected 39 underlying loans with a total notional amount and market value of  $169,931 and $172,004, respectively, and posted $69,500 in cash collateral held by Citibank (of which only $65,124 was required to be posted), which is reflected as due from counterparty on the consolidated balance sheets. As of December 31, 2016, Cheltenham Funding had selected 35 underlying loans with a total notional amount and market value of  $110,444 and $112,411, respectively, and posted $46,000 in cash collateral held by Citibank (of which only $40,367 was required to be posted). The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding on its consolidated balance sheets as of September 30, 2017 and December 31, 2016.
Transactions in the TRS during the three months ended September 30, 2017 and 2016 resulted in $2,794 and $1,660, respectively, of net realized gain (loss) on the total return swap and $(247) and $1,662, respectively, in net change in unrealized appreciation (depreciation) on total return swap, both of which are reported on the Company’s consolidated statements of operations. Transactions in the TRS during the nine months ended September 30, 2017 and 2016 resulted in $7,857 and $2,395, respectively, of net realized gain (loss) on the total return swap and $189 and $1,902, respectively, in net change in unrealized appreciation (depreciation) on total return swap, both of which are reported on the Company’s consolidated statements of operations. The net change in fair value of the TRS is reflected in the Company’s consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap.
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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The following is a summary of the underlying loans subject to the TRS as of September 30, 2017:
Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
American Bath Group, LLC(4)	Capital Goods	L+525	1.0%	9/30/23	$3,802	$3,970	$168
American Bath Group, LLC	Capital Goods	L+975	1.0%	9/30/24	2,760	2,992	232
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	6,685	6,789	104
Avantor Performance Materials Holdings, LLC	Materials	L+400	1.0%	3/11/24	4,418	4,430	12
Avantor Performance Materials Holdings, LLC	Materials	L+825	1.0%	3/10/25	3,046	3,077	31
Cadence Aerospace Finance, Inc.	Capital Goods	L+625	1.3%	5/9/18	1,841	1,888	47
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+825	1.0%	7/10/23	3,238	3,237	(1)
CEVA Group Plc(3)(4)	Transportation	L+550	1.0%	3/19/21	1,273	1,454	181
CEVA Intercompany BV(3)(4)	Transportation	L+550	1.0%	3/19/21	1,295	1,488	193
CEVA Logistics Canada, ULC(3)(4)	Transportation	L+550	1.0%	3/19/21	223	256	33
CEVA Logistics U.S. Holdings, Inc.(4)	Transportation	L+550	1.0%	3/19/21	1,786	2,052	266
Dayton Superior Corp.	Materials	L+800	1.0%	11/15/21	3,744	3,551	(193)
Diamond Resorts International, Inc.	Consumer Services	L+600	1.0%	9/2/23	6,757	6,952	195
FullBeauty Brands Holdings Corp.	Consumer Durables & Apparel	L+475	1.0%	10/14/22	4,631	3,601	(1,030)
Gulf Finance, LLC	Energy	L+525	1.0%	8/25/23	4,730	4,581	(149)
HNC Holdings, Inc.	Capital Goods	L+450	1.0%	10/5/23	3,070	3,109	39
Inmar, Inc.	Software & Services	L+800	1.0%	5/1/25	6,895	7,000	105
Interior Logic Group, Inc.	Consumer Durables & Apparel	L+600	1.0%	3/1/24	6,755	6,929	174
Ivanti Software, Inc.	Software & Services	L+425	1.0%	1/20/24	2,524	2,469	(55)
LBM Borrower, LLC	Capital Goods	L+450	1.0%	8/20/22	8,587	8,673	86
LBM Borrower, LLC(4)	Capital Goods	L+925	1.0%	8/20/23	2,876	2,968	92
LD Intermediate Holdings, Inc.	Software & Services	L+588	1.0%	12/9/22	7,065	7,291	226
LTI Holdings, Inc.	Materials	L+475	1.0%	5/16/24	6,913	7,017	104
MORSCO, Inc.	Capital Goods	L+700	1.0%	10/31/23	3,061	3,208	147
New Arclin U.S. Holding Corp.	Materials	L+425	1.0%	2/14/24	4,817	4,875	58
P.F. Chang’s China Bistro, Inc.	Consumer Services	L+500	1.0%	9/1/22	7,275	7,125	(150)
P2 Upstream Acquisition Co.	Energy	L+400	1.3%	10/30/20	2,443	2,518	75
P2 Upstream Acquisition Co.	Energy	L+800	1.0%	4/30/21	1,309	1,427	118
Peak 10 Holding Corp.	Software & Services	L+725	1.0%	8/1/25	4,582	4,644	62
Precyse Acquisition Corp.	Health Care Equipment & Services	L+550	1.0%	10/19/22	5,677	5,771	94
SRS Distribution Inc.	Capital Goods	L+325	1.0%	8/25/22	2,352	2,369	17
Strike, LLC	Energy	L+800	1.0%	11/30/22	4,668	4,861	193
Superior Industries International, Inc.(3)	Automobiles & Components	L+450	1.0%	3/22/24	9,874	9,825	(49)
TKC Holdings, Inc.(4)	Retailing	L+800	1.0%	2/1/24	7,772	7,909	137
TravelCLICK, Inc.(4)	Software & Services	L+775	1.0%	11/6/21	4,070	4,218	148
Weight Watchers International, Inc.(3)	Consumer Services	L+325	0.8%	4/2/20	4,238	4,640	402
Westbridge Technologies, Inc.(4)	Software & Services	L+850	1.0%	4/28/23	4,869	4,907	38
WP CPP Holdings, LLC	Capital Goods	L+775	1.0%	4/30/21	2,184	2,163	(21)
York Risk Services Holding Corp.(4)	Insurance	L+375	1.0%	10/1/21	5,826	5,770	(56)
Total					$169,931	$172,004	2,073
Total TRS Accrued Income and Liabilities:							538
Total TRS Fair Value:							$2,611

(1)
Loan may be an obligation of one or more entities affiliated with the named company.

(2)
The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2017, three-month LIBOR was 1.33%.

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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights
The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2017 and the period from January 6, 2016 (Commencement of Operations) through December 31, 2016:
	Nine Months Ended September 30, 2017 (Unaudited)	Period from January 6, 2016 (Commencement of Operations) through December 31, 2016
Per Share Data:(1)
Net asset value, beginning of period	$10.96	$10.28
Results of operations(2)
Net investment income (loss)	0.12	(0.26)
Net realized gain (loss) and unrealized appreciation (depreciation) on investments and total return swap	0.58	1.43
Net increase (decrease) in net assets resulting from operations	0.70	1.17
Stockholder distributions(3)
Distributions from net investment income	(0.47)	(0.48)
Distributions from net realized gain on investments	(0.09)	(0.16)
Net decrease in net assets resulting from stockholder distributions	(0.56)	(0.64)
Capital share transactions
Issuance of common stock(4)	0.04	0.15
Repurchases of common stock(5)	—	—
Net increase in net assets resulting from capital share transactions	0.04	0.15
Net asset value, end of period	$11.14	$10.96
Shares outstanding, end of period	28,234,550	14,782,671
Total return(6)	7.13%	13.20%
Total return (without assuming reinvestment of distributions)(6)	6.75%	12.84%
Ratio/Supplemental Data:
Net assets, end of period	$314,549	$161,996
Ratio of net investment income (loss) to average net assets(7)	1.81%	(2.43)%
Ratio of operating expenses to average net assets(7)	5.47%	7.74%
Ratio of net expenses to average net assets(7)	5.48%	6.82%
Portfolio turnover(8)	34.85%	318.21%
Total amount of senior securities outstanding, exclusive of treasury securities	$124,707	$70,077
Asset coverage per unit(9)	3.52	3.31

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

(5)
The per share impact of the Company’s repurchases of common stock was a reduction to net asset value of less than $0.01 per share during each period.

(6)
The total return for each period presented was calculated based on the change in net asset value during the applicable period, including the impact of distributions reinvested in accordance with the Company’s distribution reinvestment plan. The total return (without assuming reinvestment of distributions) for each period presented

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total returns (with and without assuming reinvestment of distributions) do not consider the effect of any selling commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The total returns (with and without assuming reinvestment of distributions) include the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculations of total returns (with and without assuming reinvestment of distributions) in the table should not be considered representations of the Company’s future total returns (with and without assuming reinvestment of distributions), which may be greater or less than the returns shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total returns on the Company’s investment portfolio during the applicable period and do not represent actual returns to stockholders.
(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2017 are annualized, with the exception of certain expenses that may be non-recurring, such as capital gains incentive fees. Annualized ratios for the nine months ended September 30, 2017 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2017. Ratios applicable to the period from January 6, 2016 (Commencement of Operations) through December 31, 2016 are not annualized. The following is a schedule of supplemental ratios for the nine months ended September 30, 2017 and for the period from January 6, 2016 (Commencement of Operations) through December 31, 2016:

	Nine Months Ended September 30, 2017 (Unaudited)	Period from January 6, 2016 (Commencement of Operations) through December 31, 2016
Ratio of accrued capital gains incentive fees to average net assets	0.58%	1.80%
Ratio of offering costs to average net assets	0.52%	1.21%
Ratio of interest expense to average net assets	0.27%	—
(8)
Portfolio turnover for the nine months ended September 30, 2017 and the period from January 6, 2016 (Commencement of Operations) through December 31, 2016 are not annualized.

(9)
Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 11. Subsequent Events
On October 13, 2017, the Company’s board of directors approved the closing of the Company’s public offering to new investors on or around November 1, 2017. The Company expects the last weekly closing in its continuous public offering to new investors to take place on or about November 15, 2017.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us,” “our” and the Company refer to FS Investment Corporation IV.
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

•
actual and potential conflicts of interest with the other funds in the Fund Complex or any of their affiliates thereof;

•
the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•
our use of financial leverage;

•
the ability of FSIC IV Advisor to locate suitable investments for us and to monitor and administer our investments;

•
the ability of FSIC IV Advisor or its affiliates to attract and retain highly talented professionals;

•
our ability to maintain our qualification as a RIC and as a BDC;

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
Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S.companies. On a look through basis, taking into account the investments underlying the TRS, we do not expect a significant portion of our portfolio to be comprised of subordinated loans; however, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC IV Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.
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
We reimburse FSIC IV Advisor for expenses necessary to perform services related to our administration and operations, including FSIC IV Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FSIC IV Advisor. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSIC IV Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC IV Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. See Note 4 to our unaudited consolidated financial statements included herein for additional information regarding the reimbursements payable to FSIC III Advisor for administrative services and the methodology for determining the amount of any such reimbursements. We bear all other expenses of our operations and transactions, including all other expenses incurred by FSIC IV Advisor, GDFM or us in connection with administering our business, including expenses incurred by FSIC IV Advisor or GDFM in performing administrative services for us and administrative personnel paid by FSIC IV Advisor or GDFM, to the extent they are not controlling persons of FSIC IV Advisor, GDFM or any of their respective affiliates, subject to the limitations included in the investment advisory and administrative services agreement. For additional information regarding these expenses, see our annual report on Form 10-K for the year ended December 31, 2016.
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
For additional information regarding our expense reimbursement arrangement with FS Investments, see Note 4 to our unaudited consolidated financial statements included herein.

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2017 and for the Period from January 6, 2016 (Commencement of Operations) through December 31, 2016
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2017:
Net Investment Activity	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Purchases	$48,905	$222,010
Sales and Repayments	(20,630)	(58,583)
Net Portfolio Activity	$28,275	$163,427

	For the Three Months Ended September 30, 2017		For the Nine Months Ended September 30, 2017
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$18,611	38%	$92,972	42%
Senior Secured Loans—Second Lien	150	0%	31,334	14%
Senior Secured Bonds	15,681	32%	41,699	19%
Subordinated Debt	14,463	30%	55,472	25%
Equity/Other	—	—	533	0%
Total	$48,905	100%	$222,010	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2017 and December 31, 2016:
	September 30, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$105,591	$107,088	46%	$40,917	$41,296	65%
Senior Secured Loans—Second Lien	28,888	29,494	13%	5,423	5,843	9%
Senior Secured Bonds	29,971	30,297	13%	2,000	2,045	3%
Subordinated Debt	61,373	63,965	28%	12,761	13,502	22%
Equity/Other	1,184	1,253	0%	651	624	1%
Total	$227,007	$232,097	100%	$61,752	$63,310	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2017 and December 31, 2016 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8 to our unaudited consolidated financial statements included herein. The investments underlying the TRS had a notional amount and market value of  $169,931 and $172,004, respectively, as of September 30, 2017 and $110,444 and $112,411, respectively, as of December 31, 2016.
	September 30, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$236,790	$239,457	59%	$136,436	$138,354	79%
Senior Secured Loans—Second Lien	67,620	69,129	17%	20,348	21,196	12%
Senior Secured Bonds	29,971	30,297	8%	2,000	2,045	1%
Subordinated Debt	61,373	63,965	16%	12,761	13,502	8%
Equity/Other	1,184	1,253	0%	651	624	0%
Total	$396,938	$404,101	100%	$172,196	$175,721	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2017 and December 31, 2016:
	September 30, 2017	December 31, 2016
Number of Portfolio Companies	46	18
% Variable Rate (based on fair value)	58.9%	74.4%
% Fixed Rate (based on fair value)	40.6%	24.6%
% Non-Income Producing Equity/Other Investments (based on fair value)	0.5%	0.9%
% Income Producing Equity/Other Investments (based on fair value)	0.0%	0.1%
Average Annual EBITDA of Portfolio Companies	$128,048	$104,710
Weighted Average Purchase Price of Debt Investments (as a % of par)	99.3%	97.5%
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	8.9%	9.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	8.9%	9.4%
Based on our regular weekly gross cash distribution amount of  $0.015521 and $0.012808 per share as of September 30, 2017 and December 31, 2016, respectively, and our public offering price of  $11.65 and $11.20 per share as of such dates, respectively, the gross annualized distribution rate, which includes annualized distribution fees, as determined in accordance with applicable FINRA rules, was 6.93% and 5.95% as of September 30, 2017 and December 31, 2016, respectively. The net annualized distribution rate to stockholders, which excludes annual distribution fees, was 6.00% as of September 30, 2017. During the nine months ended September 30, 2017, our total return was 7.13% and our total return without assuming reinvestment of distributions was 6.75%. During the period from January 6, 2016 (Commencement of Operations) to December 31, 2016, our total return was 13.20% and our total return without assuming reinvestment of distributions was 12.84%.
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

See the section entitled “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016 for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnote 6 to the financial highlights table included in Note 10 to our unaudited consolidated financial statements included herein for information regarding calculations of our total returns.
Direct Originations
The following tables present certain selected information regarding our direct originations for the three and nine months ended September 30, 2017:
New Direct Originations	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Total Commitments (including unfunded commitments)	$20,022	$68,804
Exited Investments (including partial paydowns)	(1,389)	(2,053)
Net Direct Originations	$18,633	$66,751

	For the Three Months Ended September 30, 2017		For the Nine Months Ended September 30, 2017
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$20,022	100%	$65,922	96%
Senior Secured Loans—Second Lien	—	—	1,000	1%
Senior Secured Bonds	—	—	1,334	2%
Equity/Other	—	—	548	1%
Total	$20,022	100%	$68,804	100%

	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Average New Direct Origination Commitment Amount	$6,674	$5,293
Weighted Average Maturity for New Direct Originations	3/12/22	2/6/23
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	9.3%	8.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	9.3%	9.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	19.9%	15.6%
The following table presents certain selected information regarding our direct originations as of September 30, 2017 and December 31, 2016:
Characteristics of All Direct Originations Held in Portfolio	September 30, 2017	December 31, 2016
Number of Portfolio Companies	21	8
Average Annual EBITDA of Portfolio Companies	$53,827	$44,048
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	4.4x	4.4x
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.0%	9.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	9.1%	9.2%

Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2017 and December 31, 2016:
	September 30, 2017		December 31, 2016
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$92,229	40%	$28,329	45%
Opportunistic	77,853	33%	15,187	24%
Broadly Syndicated/Other	62,015	27%	19,794	31%
Total	$232,097	100%	$63,310	100%

See Note 6 to our unaudited consolidated financial statements included herein for additional information regarding the composition of our investment portfolio by industry classification.
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
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2017 and December 31, 2016:
	September 30, 2017		December 31, 2016
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$3,558	2%	$—	—
2	228,539	98%	63,310	100%
3	—	—	—	—
4	—	—	—	—
5	—	—	—	—
Total	$232,097	100%	$63,310	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Three Months Ended September 30, 2017 and 2016
Revenues
Our investment income for the three months ended September 30, 2017 and 2016 was as follows:
	Three Months Ended September 30,
	2017		2016
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$4,968	92%	$887	84%
Paid-in-kind interest income	5	0%	9	1%
Fee income	439	8%	165	15%
Total investment income(1)	$5,412	100%	$1,061	100%

(1)
Such revenues represent $5,336 and $1,000 of cash income earned as well as $76 and $61 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2017 and 2016, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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
Expenses
Our operating expenses for the three months ended September 30, 2017 and 2016 were as follows:
	Three Months Ended September 30,
	2017	2016
Management fees	$1,636	$520
Capital gains incentive fees	476	582
Administrative services expenses	90	60
Stock transfer agent fees	25	47
Accounting and administrative fees	33	13
Interest expense	230	—
Distribution fees	536	—
Offering costs	266	286
Directors’ fees	138	71
Expenses associated with our independent audit and related fees	118	60
Legal fees	15	—
Printing fees	74	35
Other	—	26
Total operating expenses	$3,637	$1,700
Management fee waiver	(204)	—
Net operating expenses	$3,433	$1,700

During the three months ended September 30, 2017 and 2016, the ratio of our net expenses to our average net assets was 1.17% and 1.87%, respectively. During the three months ended September 30, 2017 and 2016, the ratio of our net expenses to average net assets included $230 and $0, respectively, related to interest expense, $476 and $582, respectively, related to accruals for our capital gains incentive fees, and $266 and $286, respectively, related to offering costs. Without such expenses, the ratio of our net expenses to average net assets for the three months ended September 30, 2017 and 2016 would have been 0.84% and 0.91%, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance.
Net Investment Income (Loss)
Our net investment income (loss) totaled $1,979 ($0.07 per share) and $(639) ($(0.07) per share), for the three months ended September 30, 2017 and 2016, respectively.
Net Realized Gains or Losses
We sold investments and received principal repayments of  $15,276 and $5,354, respectively, during the three months ended September 30, 2017, from which we realized a net gain of  $461. We sold investments of $36,557 and received principal repayments of  $2,060, respectively, during the three months ended September 30, 2016, from which we realized a net gain of  $277. During such periods, we earned $2,794 and $1,660, respectively, from periodic net settlement payments on our TRS, which are reflected as realized gains.
Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap
For the three months ended September 30, 2017 and 2016, the net change in unrealized appreciation (depreciation) on investments totaled $1,340 and $672, respectively. The net change in unrealized appreciation (depreciation) on our TRS was $(247) and $1,662, respectively, for the three months ended September 30, 2017 and 2016. The net change in unrealized appreciation (depreciation) on our investments and TRS during the three months ended September 30, 2017 was primarily driven by the general performance of the underlying debt positions.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended September 30, 2017 and 2016, the net increase (decrease) in net assets resulting from operations was $6,327 ($0.24 per share) and $3,632 ($0.42 per share), respectively.
Comparison of the Nine Months Ended September 30, 2017 and the Period from January 6, 2016 (Commencement of Operations) through September 30, 2016
Revenues
Our investment income for the nine months ended September 30, 2017 and 2016 was a follows:
	Nine Months Ended September 30,
	2017		2016
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$10,730	82%	$1,174	85%
Paid-in-kind interest income	25	0%	18	1%
Fee income	2,398	18%	194	14%
Total investment income(1)	$13,153	100%	$1,386	100%

(1)
Such revenues represent $12,915 and $1,296 of cash income earned as well as $238 and $90 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2017 and for the period from January 6, 2016 (Commencement of Operations) through September 30, 2016, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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
Expenses
Our operating expenses for the nine months ended September 30, 2017 and the period from January 6, 2016 (Commencement of Operations) through September 30, 2016 were as follows:
	Nine Months Ended September 30, 2017	Period from January 6, 2016 (Commencement of Operations) through September 30, 2016
Management fees	$4,017	$888
Capital gains incentive fees	1,387	800
Administrative services expenses	290	180
Stock transfer agent fees	132	82
Accounting and administrative fees	87	23
Interest expense	481	—
Distribution fees	1,840	—
Organization costs	—	317
Offering costs	1,118	517
Directors’ fees	323	117
Expenses associated with our independent audit and related fees	258	183
Legal fees	54	99
Printing fees	224	174
Other	188	112
Total operating expenses	10,399	3,492
Management fee waiver	(462)	—
Less: Expense reimbursement from sponsor	—	(666)
Add: Expense recoupment to sponsor	666	—
Net operating expenses	$10,603	$2,826

During the nine months ended September 30, 2017 and the period from January 6, 2016 (Commencement of Operations) through September 30, 2016, the ratio of our operating expenses, net of management fee waiver, to our average net assets was 4.13% and 6.75%, respectively. During such periods, the ratio of our net expenses to our average net assets, which includes $666 and $0, respectively, of expense recoupments to FS Investments and $0 and $666, respectively, of expense reimbursements from FS Investments, was 4.41% and 5.46%, respectively. During such periods, the ratio of our operating expenses, net of management fee waiver, to average net assets included $481 and $0, respectively, related to interest expense, $1,387 and $800, respectively, related to accruals for our capital gains incentive fees, and $1,118 and $517, respectively, related to offering costs. Without such expenses, the ratio of our operating expenses, net of management fee waiver, to average net assets for such periods would have been 2.89% and 4.20%, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance.
Expense Reimbursement
During the nine months ended September 30, 2017, we did not accrue any amounts for expense reimbursements that FS Investments has agreed to pay. During the period from January 6, 2016 (Commencement of Operations) through September 30, 2016, we accrued $666 for expense reimbursements that FS Investments agreed to pay. These reimbursements were funded, in part, through the offset of management fees payable by us to FSIC IV Advisor. During the nine months ended September 30, 2017, we accrued $666 for expense recoupments payable to FS Investments. See “—Overview—Expense Reimbursement” for a discussion of the expense reimbursement agreement.
Net Investment Income (Loss)
Our net investment income (loss) totaled $2,550 ($0.12 per share) and $(1,440) ($(0.29) per share), for the nine months ended September 30, 2017 and the period from January 6, 2016 (Commencement of Operations) through September 30, 2016, respectively.
Net Realized Gains or Losses
We sold investments and received principal repayments of  $38,684 and $19,899, respectively, during the nine months ended September 30, 2017, from which we realized a net gain of  $1,279. We sold investments and received principal repayments of  $69,960 and $3,112, respectively, during the period from January 6, 2016 (Commencement of Operations) through September 30, 2016, from which we realized a net gain of $466. During such periods, we earned $7,857 and $2,395, respectively, from periodic net settlement payments on our TRS, which are reflected as realized gains.
Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap
For the nine months ended September 30, 2017 and the period from January 6, 2016 (Commencement of Operations) through September 30, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $3,532 and $1,095, respectively. The net change in unrealized appreciation (depreciation) on our TRS was $189 and $1,902, respectively, for such periods. The net change in unrealized appreciation (depreciation) on our investments and TRS during the nine months ended September 30, 2017 was primarily driven by the performance of the underlying debt positions.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the nine months ended September 30, 2017 and the period from January 6, 2016 (Commencement of Operations) through September 30, 2016, the net increase (decrease) in net assets resulting from operations was $15,407 ($0.70 per share) and $4,418 ($0.88 per share), respectively.
Financial Condition, Liquidity and Capital Resources
Overview
As of September 30, 2017, we had $41,063 in cash, which we and our wholly-owned financing subsidiaries held in custodial accounts, and $69,500 in cash held as collateral by Citibank under the terms of the TRS. In addition, as of September 30, 2017, we had $30,100 in borrowings available under our financing arrangement. As of September 30, 2017, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of September 30, 2017, we had ten unfunded debt investments with aggregate unfunded commitments of  $13,107 and an unfunded equity/other commitment to purchase up to $16 in shares of series A units of Chisholm Oil and Gas, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
We generate cash primarily from the issuance of shares under our distribution reinvestment plan and from cash flows from fees and interest earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of FSIC IV Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “—Financing Arrangements.”
Prior to investing in securities of portfolio companies, we invest the cash received from the net proceeds from our continuous public offering, from the issuance of shares of common stock under our distribution reinvestment plan, from fees, and interest earned from our investments and principal repayments and proceeds from sales of our investments, primarily in cash, cash equivalents, U.S.government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our intention to be taxed as a RIC.
Public Offering of Shares, Distribution Reinvestment Plan and Share Repurchase Program
We expect to close our continuous public offering of common stock to new investors on or about November 15, 2017. Following the closing of our continuous public offering, we will continue to issue shares pursuant to our distribution reinvestment plan. We have submitted to the SEC an application for an exemptive order to permit us to offer additional classes of common stock. In the event we obtain such relief, we may offer additional classes of our common stock, with each class having a different upfront sales load and fee and expense structure. There can be no assurance that we will receive an exemptive order from the SEC.
To provide our stockholders with limited liquidity, we intend to continue to conduct quarterly tender offers pursuant to our share repurchase program.
For additional information regarding our public offering of shares, distribution reinvestment plan and share repurchase program, see Note 3 to our unaudited consolidated financial statements included herein.
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
The following table presents summary information with respect to our outstanding financing arrangements as of September 30, 2017:
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility	Prime Brokerage	L+1.25%	$19,900	$30,100	June 27, 2018(1)
Citibank Total Return Swap	Total Return Swap	L+1.60%	$169,931	$5,069	N/A(2)

(1)
As described in Note 8 to our unaudited consolidated financial statements included herein, this facility generally is terminable upon 270 days’ notice by either party. As of September 30, 2017, neither party to the facility had provided notice of its intent to terminate the facility.

(2)
The TRS may be terminated by Cheltenham Funding at any time, subject to payment of an early termination fee if prior to the date 30 days before January 19, 2018, or by Citibank on or after January 19, 2018, in each case, in whole or in part, upon prior written notice to the other party.

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
Our first distribution was declared for stockholders of record as of January 12, 2016. We previously declared regular cash distributions on a quarterly basis and paid such distributions on a monthly basis to stockholders of record, as determined on a weekly basis. Subject to applicable legal restrictions and the sole discretion of our board of directors, following the closing of our public offering, we intend to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis to stockholders of record, as determined on a monthly basis. The gross amount declared by our board of directors is reduced for annual distribution fees. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date that shares of our common stock are issued to such stockholder. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC IV Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a non-taxable distribution) will be mailed to our stockholders. No portion of the distributions paid during the nine months ended September 30, 2017 was funded through the reimbursement of operating expenses by FS Investments. If FS Investments had not reimbursed certain of our expenses, 28% of the aggregate amount of distributions paid during the nine months ended September 30, 2016 would have been funded from offering proceeds or borrowings.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who elect to receive their cash distributions in the form of shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we declared and paid to stockholders on our common stock during the nine months ended September 30, 2017 and 2016:
	Distribution(1)
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.14960	$205
June 30, 2016	0.16200	755
September 30, 2016	0.16200	1,401
Total	$0.47360	$2,361
Fiscal 2017
March 31, 2017(2)	$0.18767	$2,917
June 30, 2017(2)	0.20171	4,712
September 30, 2017	0.17475	4,565
Total	$0.56413	$12,194

(1)
Distribution amounts and per share amounts shown are net of annual distribution fees, which began accruing on February 1, 2017, and reflect the special cash distributions discussed in footnote (2) below. See Note 4 to our unaudited consolidated financial statements included herein for a discussion regarding annual distribution fees.

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

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a description of our amended and restated distribution reinvestment plan and reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the nine months ended September 30, 2017 and 2016.
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

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the FASB clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
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
See Note 7 to our unaudited consolidated financial statements included herein for additional information regarding the fair value of our financial instruments.
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
Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2017 and 2016, we did not incur any interest or penalties.
See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our significant accounting policies.
Contractual Obligations
We have entered into an agreement with FSIC IV Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FSIC IV Advisor, and, to the extent it is required to provide such services, GDFM, are reimbursed for administrative expenses and/or organization and offering costs incurred on our behalf, as applicable. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the three and nine months ended September 30, 2017 and 2016.
A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at September 30, 2017 is as follows:
	Payments Due By Period
Total	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
BNP Facility(1)	$19,900	$19,900	—	—	—

(1)
At September 30, 2017, $30,100 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days notice by either party. As of September 30, 2017, neither party to the facility had provided notice of its intent to terminate the facility.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Recently Issued Accounting Standards
None.
Related Party Transactions
Compensation of the Investment Adviser and Dealer Manager
Pursuant to the investment advisory and administrative services agreement, FSIC IV Advisor is entitled to an annual base management fee of 2.0% of the average weekly value of our gross assets and an incentive fee based on our performance. We commenced accruing fees under the investment advisory and administrative services agreement on January 6, 2016, upon commencement of our investment operations. Effective February 1, 2017, FSIC IV Advisor contractually agreed to permanently waive 0.25% of the base management fee to which it is entitled under the investment advisory and administrative services agreement, so that the fee received equals 1.75% of the average weekly value of our gross assets. We also reimburse FSIC IV Advisor and GDFM for expenses necessary to perform services related to our administration and operations, including FSIC IV Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FSIC IV Advisor. Pursuant to the investment advisory and administrative services agreement, we also reimburse FSIC IV Advisor and its affiliates for expenses necessary to perform services related to our organization and continuous public offering until we close our continuous public offering in November 2017.
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
Recent Developments
During the period from October 1, 2017 to October 31, 2017, we issued 1,081,765 shares of Class T common stock for gross proceeds of  $12,589 at an average price per share of  $11.64.
Item 3.
Quantitative and Qualitative Disclosures About Market Risk.
(in thousands)

We are subject to financial market risks, including changes in interest rates. As of September 30, 2017, 58.9% of our portfolio investments (based on fair value) paid variable interest rates, 40.6% paid fixed interest rates, 0.5% consisted of non-income producing equity/other investments and the remaining 0.0% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC IV Advisor with respect to our increased pre-incentive fee net investment income.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2017:
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Interest Income
Down 100 basis points	$649	$(306)	$955	3.6%
No change	—	—	—	—
Up 100 basis points	$1,411	$306	$1,105	4.1%
Up 300 basis points	$4,234	$919	$3,315	12.4%
Up 500 basis points	$7,056	$1,531	$5,525	20.6%

(1)
Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Cheltenham Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.60% per annum on the utilized notional amount of the loans subject to the TRS. As of September 30, 2017, 100% of the loans underlying the TRS (based on fair value) paid variable interest rates.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2017 and 2016, we did not engage in interest rate hedging activities.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”
Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2017, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information concerning our repurchases of shares of our Class T common stock pursuant to our share repurchase program during the quarter ended September 30, 2017:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2017	67,947	$11.1549	67,947	(1)
August 1 to August 31, 2017	—	—	—	—
September 1 to September 30, 2017	—	—	—	—
Total	67,947	$11.1549	67,947	(1)

(1)
The maximum number of shares available for repurchase on July 5, 2017 was 170,512. A description of the maximum number of shares of our common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

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

4.3
Amended and Restated Distribution Reinvestment Plan of FS Investment Corporation IV. (Incorporated by reference to Exhibit 4.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on October 13, 2017.)

10.3
Investment Advisory and Administrative Services Agreement, dated as of September 21, 2015, by and between FS Investment Corporation IV and FSIC IV Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.4
Investment Sub-Advisory Agreement, dated as of September 21, 2015, by and between FSIC IV Advisor, LLC and GSO / Blackstone Debt Funds Management LLC (Incorporated by reference to Exhibit (g)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).

10.5	Dealer Manager Agreement, dated as of September 21, 2015, by and among FS Investment Corporation IV, FSIC IV Advisor, LLC and FS2 Capital Partners, LLC (Incorporated by reference to Exhibit (h)(1) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).
10.6	Amended and Restated Dealer Manager Agreement, dated as of November 11, 2015, by and among FS Investment Corporation IV, FSIC IV Advisor, LLC and FS2 Capital Partners, LLC (Incorporated by reference to exhibit (h)(1) to Post-Effective Amendment No. 2 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on November 12, 2015).
10.7
Second Amended and Restated Dealer Manager Agreement, dated as of January 25, 2017, by and among FS Investment Corporation IV, FSIC IV Advisor, LLC and FS Investment Solutions, LLC (Incorporated by reference to exhibit (h)(1) to Post-Effective Amendment No. 7 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on February 2, 2017).

10.8
Form of Selected Dealer Agreement. (Incorporated by reference to Exhibit (h)(2) to Post-Effective Amendment No. 7 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on February 2, 2017).

10.9
Custodian Agreement, by and between FS Investment Corporation IV and State Street Bank and Trust Company (Incorporated by reference to Exhibit (j) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).

10.10	Escrow Agreement, dated as of September 21, 2015, by and among FS Investment Corporation IV, UMB Bank, N.A. and FS2 Capital Partners, LLC (Incorporated by reference to Exhibit (k)(1) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).

10.11	Amended and Restated Escrow Agreement, dated as of October 9, 2015, by and among FS Investment Corporation IV, UMB Bank, N.A. and FS2 Capital Partners, LLC (Incorporated by reference to Exhibit (k)(1) to Post-Effective Amendment No. 1 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 13, 2015).
10.12
Expense Support and Conditional Reimbursement Agreement, dated as of September 21, 2015, by and between FS Investment Corporation IV and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit (k)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).

10.13	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of October 9, 2015, by and between FS Investment Corporation IV and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit (k)(2) to Post-Effective Amendment No. 1 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 13, 2015).
10.14
Amended and Restated Distribution Plan (Incorporated by reference to Exhibit (k)(3) filed with Post-Effective Amendment No. 7 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on February 2, 2017).

10.15
Amended and Restated Class Shares Plan (Incorporated by reference to Exhibit (k)(4) to Post-Effective Amendment No. 7 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on February 2, 2017).

10.16	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).
10.17
Amended and Restated Paragraph 13 of the Credit Support Annex, dated as of September 5, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit (k)(6) to Post-Effective Amendment No. 9 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 18, 2017).

10.18	Confirmation Letter Agreement, dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).
10.19	Amended and Restated Confirmation Letter Agreement, dated as of April 12, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on April 14, 2016).
10.20	Second Amended and Restated Confirmation Letter Agreement, effective as of June 3, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on June 8, 2016).
10.21	Third Amended and Restated Confirmation Letter Agreement, effective as of June 30, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on July 13, 2016).
10.22
Fourth Amended and Restated Confirmation Letter Agreement, effective as of January 19, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 1, 2017).

10.23	Fifth Amended and Restated Confirmation Letter Agreement, effective as of July 19, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on July 24, 2017).
10.24
Sixth Amended and Restated Confirmation Letter Agreement, effective as of September 5, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit (k)(13) to Post-Effective Amendment No. 9 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 18, 2017).

10.25	Investment Management Agreement, dated as of January 19, 2016, by and between FS Investment Corporation IV and Cheltenham Funding LLC (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).

10.26	Guarantee, dated as of January 19, 2016, by FS Investment Corporation IV in favor of Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).
10.27	Committed Facility Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).
10.28	U.S. PB Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd., on behalf of itself and as agent for the BNPP Entities (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).
10.29	Special Custody and Pledge Agreement, dated and effective as of March 1, 2017, by and among Broomall Funding LLC, BNP Paribas Prime Brokerage International, Ltd., and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).
10.30	Investment Management Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and FS Investment Corporation IV (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*
Filed herewith.

c.   Financial statement schedules
No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2017.
FS INVESTMENT CORPORATION IV
By:	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ Edward T. Gallivan, Jr. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)