Form 10-K
period 2017-12-31
FS Investment Corp IV
filed 2018-03-09
CIK 1637417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
There is no established market for the registrant’s shares of Class T common stock. The registrant closed the public offering of its shares of Class T common stock in November 2017. The last offering price at which the registrant issued shares of Class T common stock in its public offering was $11.65 per share. Since the registrant closed its public offering, it has continued to issue shares of Class T common stock pursuant to its distribution reinvestment plan. The most recent price at which the registrant has issued shares of Class T common stock pursuant to the distribution reinvestment plan was $11.15 per share.
There were 31,694,536 shares of the registrant’s Class T common stock outstanding as of March 9, 2018.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2018 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

FS INVESTMENT CORPORATION IV

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2017
i

PART I
Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.
Item 1.
Business.

FS Investment Corporation IV, or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on February 25, 2015 and formally commenced investment operations on January 6, 2016. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2017, we had total assets of approximately $376.3 million.
We are managed by FSIC IV Advisor, LLC, or FSIC IV Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions with respect to our portfolio. FSIC IV Advisor engaged GSO/Blackstone Debt Funds Management LLC, or GDFM, to act as our investment sub-adviser. GDFM currently assists FSIC IV Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC IV Advisor according to guidelines set by FSIC IV Advisor. GDFM, a registered investment adviser under the Advisers Act, is a wholly-owned subsidiary of GSO Capital Partners LP, or GSO. GSO is the credit platform of The Blackstone Group L.P., or Blackstone, a leading global alternative asset manager and provider of financial advisory services. GSO is one of the world’s largest credit platforms in the alternative asset business with approximately $138.1 billion in assets under management as of December 31, 2017.
As we previously announced on December 11, 2017, GDFM intends to resign as our investment sub-adviser and terminate the investment sub-advisory agreement, dated September 21, 2015, or the investment sub-advisory agreement, that FSIC IV Advisor has entered into with GDFM, effective April 9, 2018 (the date of such termination, the GDFM end date). In connection with GDFM’s resignation as our investment sub-adviser, Franklin Square Holdings, L.P. (which does business as FS Investments), or FS Investments, and KKR Credit Advisors (US) LLC, or KKR Credit, desire to enter into a relationship whereby FS Investments and KKR Credit will create a premier alternative lending platform for certain BDCs sponsored, advised and/or sub-advised by them. See “—The Transition of Investment Advisory Services” for information regarding our potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor, LLC, or FS/KKR Advisor, a newly-formed investment adviser jointly operated by an affiliate of FS Investments, or FS Adviser, and by KKR Credit.
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We currently seek to meet our investment objectives by:
•
utilizing the experience and expertise of the management teams of FSIC IV Advisor and GDFM, along with the broader resources of GSO, which include its access to the relationships and human capital of its parent, Blackstone, in sourcing, evaluating and structuring transactions;

•
employing a defensive investment approach focused on long-term credit performance and principal protection;

•
focusing primarily on debt investments in a broad array of private U.S. companies, including middle market companies, which we define as companies with annual revenue of  $50 million to $2.5 billion at the time of investment. In many market environments, we believe such a focus offers an opportunity for superior risk adjusted returns;

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
As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the U.S. Securities and Exchange Commission, or the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, or the Order, the SEC granted exemptive relief to our affiliates, upon which we may rely, and which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC IV Advisor, including, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and any future BDCs that are advised by FSIC IV Advisor or its affiliated investment advisers, or collectively our co-investment affiliates. However, in connection with the potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor, and in an effort to mitigate potential future conflicts of interest, our board of directors has authorized and directed that we exercise our rights under the Order to decline to participate in any new potential co-investment transaction pursuant to the Order that would be within the then-current investment objectives and strategies unless sourced by GDFM, KKR Credit or FS/KKR Advisor. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategies. We believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because our affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we are permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance (e.g., where price is the only negotiated term). See “—The Transition of Investment Advisory Services” for information regarding the exemptive relief KKR Credit is seeking with respect to our potential investment advisory relationship with FS/KKR Advisor.
While a BDC may list its shares for trading in the public markets, we have currently elected not to do so. We believe that a non-traded structure is more appropriate for the long-term nature of the assets in which we invest. This structure allows us to operate with a long-term view, similar to that of other types of private investment funds, instead of managing to quarterly market expectations. Furthermore, while our distribution reinvestment and share repurchase prices are subject to adjustment in accordance with the 1940 Act and our share pricing policy, because our shares of common stock are not currently listed on a national securities exchange, our stockholders are not subject to the daily share price volatility associated with the public markets. However, the net asset value of our shares of common stock may still be volatile.
For information regarding our share repurchase program, distributions and our distribution reinvestment plan, including certain related tax considerations, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program and Distributions” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions.”
About FSIC IV Advisor
FSIC IV Advisor is a subsidiary of our affiliate, FS Investments, a national sponsor of alternative investments designed for the individual investor. FSIC IV Advisor is registered as an investment adviser with the SEC under the Advisers Act and is led by substantially the same personnel as the senior management teams of the investment advisers to certain other BDCs, open and closed-end management investment companies and a real estate investment trust sponsored by FS Investments and such personnel may serve in similar or other capacities for the investment advisers to future investment vehicles sponsored by FS Investments.
In addition to managing our investments, the managers, officers and other personnel of FSIC IV Advisor also currently manage the following entities, or together with us, the Fund Complex, through affiliated investment advisers:
Name	Entity	Investment Focus	Gross Assets(1)
FS Investment Corporation	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$4,104,275
FS Investment Corporation II	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$5,110,081
FS Investment Corporation III	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$3,847,280
FS Energy and Power Fund	BDC	Primarily invests in debt and income-oriented equity securities of private U.S. companies in the energy and power industry.	$4,316,431
FS Global Credit Opportunities Fund(2)	Closed-end management investment company	Primarily invests in secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments.	$2,328,169
FS Energy Total Return Fund(3)	Closed-end management investment company	Primarily invests in the equity and debt securities of natural resource companies.	$32,312

Name	Entity	Investment Focus	Gross Assets(1)
FS Multi-Strategy Alternatives Fund	Open-end management investment company	Primarily invests in a broad spectrum of alternative investment strategies with low correlation to equity and fixed income markets.	$58,326
FS Credit Real Estate Income Trust, Inc.(4)	REIT	Primarily invests in senior loans secured by commercial real estate in the United States.	$41,281
FS Credit Income Fund(3)	Closed-end management investment company	Primarily invests in debt obligations and, to a lesser extent equity observations.	$20,000

(1)
As of December 31, 2017, except as otherwise noted below.

(2)
Five funds affiliated with FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—A, FS Global Credit Opportunities Fund—D, FS Global Credit Opportunities Fund—T, FS Global Credit Opportunities Fund—ADV and FS Global Credit Opportunities Fund—T2, which also have the same investment objectives and strategies as FS Global Credit Opportunities Fund, closed their respective continuous public offerings to new investors.

(3)
As of October 31, 2017.

(4)
As of September 30, 2017.

Our chairman, president and chief executive officer, Michael C. Forman, has led FSIC IV Advisor since its inception. In 2007, he co-founded FS Investments with the goal of delivering alternative investment solutions, advised by what FS Investments believes to be best-in-class institutional asset managers, to individual investors nationwide. In addition to leading FSIC IV Advisor, Mr. Forman currently serves as chairman, president and/or chief executive officer of each of the other funds in the Fund Complex and each of their respective investment advisers.
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
All investment decisions currently require the unanimous approval of FSIC IV Advisor’s investment committee, which is currently comprised of Sean Coleman, Brian Gerson and Michael Kelly. Our board of directors, including a majority of independent directors, oversees and monitors our investment performance and annually reviews the investment advisory and administrative services agreement by and between us and FSIC IV Advisor, dated as of September 21, 2015, or the investment advisory and administrative services agreement, and the investment sub-advisory agreement to determine, among other things, whether the fees payable under such agreements are reasonable in light of the services provided.
About FS Investments
FS Investments is a leading asset manager dedicated to helping individuals, financial professionals and institutions design better portfolios. The firm provides access to alternative sources of income and growth and focuses on setting the industry standards for investor education and transparency.
FS Investments is headquartered in Philadelphia with offices in Orlando, FL, New York, NY and Washington, D.C. The firm had more than $20 billion in assets under management as of September 30, 2017.
About GDFM
From time to time, FSIC IV Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills that FSIC IV Advisor believes will aid it in achieving our investment objectives. FSIC IV Advisor engaged GDFM to act as our investment sub-adviser. GDFM currently assists FSIC IV Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC IV Advisor according to guidelines set by FSIC IV Advisor. GDFM also currently serves as the investment sub-adviser to FS Investment Corporation, FS Investment Corporation II and FS Investment Corporation III. Furthermore, GDFM’s parent, GSO, currently serves as the investment sub-adviser to FS Energy and Power Fund and FS Global Credit Opportunities Fund. GDFM is a Delaware limited liability company with principal offices located at 345 Park Avenue, New York, New York 10154.
GDFM is a wholly-owned subsidiary of GSO. GSO is the credit platform of Blackstone, a leading global alternative asset manager. As of December 31, 2017, GSO and its affiliates, excluding Blackstone, managed approximately $138.1 billion of assets across multiple strategies and investment types within the leveraged finance marketplace, including leveraged loans, high-yield bonds, distressed, mezzanine and private equity. As investment sub-adviser, GDFM currently makes recommendations to FSIC IV Advisor in a manner that is consistent with its existing investment and monitoring processes.
Blackstone is a leading global alternative asset manager and provider of financial advisory services. It is one of the largest independent managers of private capital in the world, with assets under management of approximately $434.1 billion as of December 31, 2017. Blackstone’s alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and publicly traded closed-end mutual funds. Blackstone is a publicly traded limited partnership that has common units which trade on the New York Stock Exchange under the ticker symbol “BX.” Information about Blackstone and its various affiliates, including certain ownership, governance and financial information, is disclosed in Blackstone’s periodic filings with the SEC, which can be obtained from Blackstone’s website at http://ir.blackstone.com or the SEC’s website at www.sec.gov. Information contained on Blackstone’s website and in Blackstone’s filings with the SEC is not incorporated by reference into this annual report on Form 10-K and such information should not be considered to be part of this annual report on Form 10-K.
Potential Market Opportunity
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
Senior secured debt also provides strong defensive characteristics. Because this debt has priority in payment among an issuer’s security holders (i.e., holders are due to receive payment before junior creditors and equity holders), they carry the least potential risk among investments in the issuer’s capital structure. Further, these investments are secured by the issuer’s assets, which may be seized in the event of a default, if necessary. They generally also carry restrictive covenants aimed at ensuring repayment before junior creditors, such as most types of unsecured bondholders, and other security holders and preserving collateral to protect against credit deterioration.

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
Limited Investment Competition
Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions in providing financing to middle market companies. As tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured loans to middle market companies represented just 1% of overall middle market loan volume in 2017, down from 6% in 2016 and nearly 20% in 2011. However, the continuation of this trend is uncertain as a result of the potentially changing regulatory landscape.
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

In addition, in an order dated June 4, 2013, the SEC granted exemptive relief that, subject to the satisfaction of certain conditions, expands our ability to co-invest in certain privately negotiated investment transactions with our co-investment affiliates, which we believe has and may continue to enhance our ability to further our investment objectives and strategy. See “—The Transition of Investment Advisory Services” for information regarding the exemptive relief KKR Credit is seeking with respect to our potential investment advisory relationship with FS/KKR Advisor.

Potential Competitive Strengths
We believe that we offer investors the following potential competitive strengths:
Global Platform with Seasoned Investment Professionals
We believe that the breadth and depth of the experience of FSIC IV Advisor’s senior management team, and currently, together with the wider resources of GSO’s investment team which is dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, as well as the specific expertise of GDFM, provide us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities.
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
GDFM Transaction Sourcing Capability
FSIC IV Advisor currently seeks to leverage GDFM’s significant access to transaction flow. GDFM seeks to generate investment opportunities through syndicate and club deals (generally, investments made by a small group of investment firms) and, subject to regulatory constraints as discussed under “—Regulation,” and the allocation policies of GDFM and its affiliates, as applicable, also through GSO’s direct origination channels. GDFM also relies on its relationships with private equity sponsors, investment banks and commercial banks to source investment opportunities. These include significant contacts to participants in the credit and leveraged finance marketplace, which it can draw upon in sourcing investment opportunities for us. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GDFM’s origination channel, FSIC IV Advisor currently seeks to leverage the global presence of GSO to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of GDFM currently provides a significant pipeline of investment opportunities for us. GDFM also has a significant trading platform, which, we believe, currently allows us access to the secondary market for investment opportunities.
Disciplined, Income-Oriented Investment Philosophy
FSIC IV Advisor employs a defensive investment approach focused on long-term credit performance and principal protection. This investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation.
Investment Expertise Across All Levels of the Corporate Capital Structure
FSIC IV Advisor and GDFM believe that their broad expertise and experience investing at all levels of a company’s capital structure enable us to manage risk while affording us the opportunity for significant returns on our investments. We attempt to capitalize on this expertise in an effort to produce and maintain an investment portfolio that will perform in a broad range of economic conditions. See “—The Transition of Investment Advisory Services” for information regarding GDFM’s resignation as our investment sub-adviser and our potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor.

Share Class Specifications
In November 2017, we closed our continuous public offering of Class T common stock to new investors. We have submitted to the SEC an application for an exemptive order to permit us to offer multiple classes of common stock. In the event we obtain such relief, we may recommence our offering to offer multiple classes of our common stock, with each class having a different upfront sales load and fee and expense structure. There can be no assurance that we will receive an exemptive order from the SEC.
Our Class T shares are subject to an annual distribution fee of 1.00% of the estimated value of such shares, as determined in accordance with applicable rules of The Financial Industry Regulatory Authority, Inc., or FINRA. The annual distribution fee is paid by us to the dealer manager pursuant to a distribution plan adopted by us in compliance with Rules 12b-1 and 17d-3 under the 1940 Act, as if those rules applied to us. Among other requirements, such plan must be approved annually by a vote of our board of directors, including the directors who are not “interested persons” as defined in the 1940 Act and have no direct or indirect financial interest in the operation of such plan or in any agreements related to such plan. The annual distribution fees currently will terminate upon the earliest of  (i) any Class T share purchased after January 25, 2017 reaching the applicable sales charge cap, (ii) our dealer manager advising us that the aggregate underwriting compensation payable from all sources (determined in accordance with applicable FINRA rules) would be in excess of 10% of the gross proceeds of this offering and (iii) a liquidity event. If, in the future, we receive exemptive relief to offer multiple share classes and if we offer a class of common stock with no sales load or asset-based service or annual distribution fee, or a No-Load Share Class, upon a Class T share reaching the applicable sales charge cap, such share will be converted into a share of such No-Load Share Class and will no longer be subject to ongoing annual distribution fees.
Operating and Regulatory Structure
Our investment activities are managed by FSIC IV Advisor and supervised by our board of directors, a majority of whom are independent. Under the investment advisory and administrative services agreement, we have agreed to pay FSIC IV Advisor an annual base management fee based on the average weekly value of our gross assets a well as incentive fees based on our performance. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” for a description of the fees we pay to FSIC IV Advisor.
From time to time, FSIC IV Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills or attributes that FSIC IV Advisor believes will aid it in achieving our investment objectives. FSIC IV Advisor engaged GDFM to act as our investment sub-adviser. GDFM currently assists FSIC IV Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC IV Advisor according to guidelines set by FSIC IV Advisor.
FSIC IV Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. FSIC IV Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC IV Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
We reimburse FSIC IV Advisor for expenses necessary to perform services related to our administration and operations, including FSIC IV Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FSIC IV Advisor. The amount of this reimbursement is set at the lesser of  (1) FSIC IV Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. Due to our relatively small asset base, for the fiscal year ended December 31, 2017, the amount of the allocated expenses to be reimbursed was subject to a monthly minimum of  $20 to reflect the fact that there was a minimum amount of administrative service performed on our behalf by FS Investments personnel. FSIC IV Advisor allocates the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of FSIC IV Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to FSIC IV Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FSIC IV Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC IV Advisor.
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
As a BDC, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt will be limited in certain significant respects pursuant to the 1940 Act. Within the limits of existing regulation, we will adjust our use of debt, according to market conditions, to the level we believe will allow us to generate maximum risk-adjusted returns. See “—Regulation.” We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code.
Investment Types
Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC IV Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure, where returns tend to be stronger in a more stable or growing economy, but less secure in weak economic environments. Below is a diagram illustrating where these investments lie in a typical portfolio company’s capital structure. Senior secured debt is situated at the top of the capital structure and typically has the first claim on the assets and cash flows of the company, followed by second lien secured debt, subordinated debt, preferred equity and, finally, common equity. Due to this priority of cash flows, an investment’s risk increases as it moves further down the capital structure. Investors are usually compensated for this risk associated with junior status in the form of higher returns, either through higher interest payments or potentially higher capital appreciation. We currently rely on FSIC IV Advisor’s and GDFM’s experience to structure investments, possibly using all levels of the capital structure, which we believe will perform in a broad range of economic environments.

Typical Leveraged Capital Structure Diagram
Senior Secured Loans
Senior secured loans are situated at the top of the capital structure. Because these loans generally have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Generally, we expect that the interest rate on our senior secured loans typically will have variable rates ranging between 6.0% and 13.0% over a standard benchmark, such as the prime rate or the London Interbank Offered Rate, or LIBOR.
Second Lien Secured Loans
Second lien secured loans are immediately junior to senior secured loans and have substantially the same maturities, collateral and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower, which means that any realization of collateral will generally be applied to pay senior secured loans in full before second lien secured loans are paid and the value of the collateral may not be sufficient to repay in full both senior secured loans and second lien secured loans. In return for this junior ranking, second lien secured loans generally offer higher returns compared to senior secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with subordinated loans. Generally, we expect these loans to carry a fixed rate, or a floating current yield of 8.0% to 15.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.
Senior Secured Bonds
Senior secured bonds are generally secured by collateral on a senior, pari passu or junior basis with other debt instruments in an issuer’s capital structure and have similar maturities and covenant structures as senior secured loans. Generally, we expect these investments to carry a fixed rate of 8.0% to 16.0%.
Subordinated Debt
In addition to senior secured loans, second lien secured loans and senior secured bonds, we may invest a portion of our assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to senior debt and are often unsecured, but are situated above preferred equity and common equity in the capital structure. In return for their junior status compared to senior debt, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed rate or a floating current yield of 8.0% to 18.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.
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
Cash and Cash Equivalents
We may maintain a certain level of cash or cash equivalent instruments to make follow-on investments, if necessary, in existing portfolio companies or to take advantage of new opportunities.
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
Investment Process
The investment professionals employed by FSIC IV Advisor and GDFM have spent their careers developing the resources necessary to invest in private companies. Our current transaction process is highlighted below. See “—The Transition of Investment Advisory Services” for information regarding GDFM’s resignation as our investment sub-adviser and our potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor.
Our Transaction Process
Sourcing
In order to source transactions, FSIC IV Advisor currently seeks to leverage GDFM’s significant access to transaction flow, along with GDFM’s trading platform. GDFM seeks to generate investment opportunities through its trading platform, through syndicate and club deals, through relationships with investment banks, which may be exclusive to GDFM, and, subject to regulatory constraints and the allocation policies of GDFM and its affiliates, as applicable, through GSO’s direct origination channels. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. GDFM may compensate certain brokers or other financial services firms out of its own profits or revenues for services provided in connection with the identification of appropriate investment opportunities. With respect to GDFM’s origination channel, FSIC IV Advisor currently seeks to leverage the global presence of GSO to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of GDFM currently provides a significant pipeline of investment opportunities for us.
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
Execution
Recommendation. FSIC IV Advisor engaged GDFM to identify and recommend investment opportunities for its approval. GDFM seeks to maintain a defensive approach toward its investment recommendations by emphasizing risk control in its transaction process, which includes (i) the pre-review of each opportunity by one of its portfolio managers to assess the general quality, value and fit relative to our portfolio, (ii) where possible, transaction structuring with a focus on preservation of capital in varying economic environments and (iii) ultimate approval of investment recommendations by GDFM’s investment committee.
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
Monitoring
Portfolio Monitoring. FSIC IV Advisor, currently with the help of GDFM, monitors our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, FSIC IV Advisor and GDFM currently work closely with, as applicable, the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.
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

In addition to various risk management and monitoring tools, FSIC IV Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FSIC IV Advisor uses an investment rating scale of 1 to 5. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Asset Quality” for a description of the conditions associated with each investment rating.
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
Managerial Assistance. As a BDC, we must offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, FSIC IV Advisor or currently GDFM will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than FSIC IV Advisor or GDFM, will retain any fees paid for such assistance.
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
The Transition of Investment Advisory Services
Summary of the Transition
We currently receive investment advisory and administrative services from FSIC IV Advisor pursuant to the investment advisory and administrative services agreement. GDFM acts as our investment sub-adviser pursuant to the investment sub-advisory agreement. As we previously announced on December 11, 2017, GDFM intends to resign as our investment sub-adviser and terminate the investment sub-advisory agreement effective as of the GDFM end date. In connection with GDFM’s resignation as our investment sub-adviser, FS Investments and KKR Credit desire to enter into a relationship whereby FS Investments and KKR Credit will create a premier alternative lending platform for certain BDCs sponsored, advised and/or sub-advised by them. Accordingly, FSIC IV Advisor, together with FB Income Advisor, LLC, FSIC II Advisor, LLC and FSIC III Advisor, LLC, collectively the FS Advisor Entities, and KKR Credit and certain other parties have entered into a master transaction agreement setting out the terms of the relationship between FSIC IV Advisor and KKR Credit. In furtherance thereof, we desire to enter into (i) an investment advisory agreement with FSIC IV Advisor and an investment advisory agreement with KKR Credit, or collectively, the investment co-advisory agreements, pursuant to which FSIC IV Advisor and KKR Credit would act as our investment co-advisers, and/or (ii) an investment advisory agreement with FS/KKR Advisor, or the joint advisor investment advisory agreement, pursuant to which FS/KKR Advisor would act as our investment adviser. In addition, prior to the effectiveness of the investment co-advisory agreements or the joint advisor investment advisory agreement, we may enter into an interim investment advisory agreement pursuant to Rule 15a-4 of the 1940 Act with KKR Credit.
We ultimately intend to receive investment advisory services from FS/KKR Advisor pursuant to the joint advisor investment advisory agreement. However, due to the various conditions required for the investment co-advisory agreements and the joint advisor investment advisory agreement to each become effective, we are seeking, as required by the 1940 Act, stockholder approval of each of the investment co-advisory agreements and the joint advisor investment advisory agreement in order to ensure the continuous provision of investment advisory services to us by FSIC IV Advisor, KKR Credit and/or FS/KKR Advisor, as applicable, each of which would replace the investment advisory and administrative services agreement and the investment sub-advisory agreement.
If the joint advisor investment advisory agreement becomes effective on the same day as or prior to the date the investment co-advisory agreements would otherwise become effective, then FS/KKR Advisor would serve as our investment adviser pursuant to the joint advisor investment advisory agreement and the investment co-advisory agreements would not become effective. If the joint advisor investment advisory agreement becomes effective after the investment co-advisory agreements have become effective, then the investment co-advisory agreements would automatically terminate upon the effectiveness of the joint advisor investment advisory agreement. Accordingly, the investment co-advisory agreements and the joint advisor investment advisory agreement would not be simultaneously effective at any time.
Concurrently with seeking stockholder approval of the investment co-advisory agreements and the joint advisor investment advisory agreement, KKR Credit is seeking exemptive relief, or the KKR exemptive relief, in the form of a new co-investment exemptive relief order issued by the SEC to KKR Credit that would permit us, following the effectiveness of the joint advisor investment advisory agreement, to co-invest in privately negotiated investment transactions with certain accounts managed by KKR Credit. There can be no assurance of the timing of the approval of the application or whether the requested KKR exemptive relief will be granted. Receipt of KKR exemptive relief is one of the conditions to the effectiveness of the joint advisor investment advisory agreement.
In order to transition our advisory services, FSIC IV Advisor, GDFM and certain of their affiliates have entered into a transition agreement, which provides that GDFM will continue to act as our investment sub-adviser through the GDFM end date and will cooperate with FSIC IV Advisor in implementing the transition of our investment advisory services from GDFM.
FS Investments and its affiliates (including FSIC IV Advisor) and KKR Credit are committed to transition our advisory services as described herein. To help the FS Investments and FSIC IV Advisor teams during the transition, KKR Credit will provide certain administrative services to the FS Advisor Entities and KKR Credit’s broker-dealer affiliate will provide certain sourcing and other services to the FS Advisor Entities, in each case, pursuant to a sourcing and administrative services agreement, or the sourcing agreement. FSIC IV Advisor intends to obtain services from KKR Credit’s broker-dealer affiliate pursuant to the sourcing agreement, such as identifying new investment opportunities for FSIC IV Advisor, prior to our entry into any advisory agreement with KKR Credit or one of its affiliates, including FS/KKR Advisor. The sourcing agreement will terminate with respect to FSIC IV Advisor on the earlier of the effective date of the investment co-advisory agreements or the joint advisor investment advisory agreement.
About KKR Credit
KKR Credit is a Delaware limited liability company, located at 555 California Street, 50th Floor, San Francisco, CA 94104, registered as an investment adviser with the SEC under the Advisers Act. It had over $45 billion of assets under management as of December 31, 2017 across investment funds, structured finance vehicles, specialty finance companies and separately managed accounts that invest capital in both liquid and illiquid credit strategies on behalf of some of the largest public and private pension plans, global financial institutions, university endowments and other institutional and public market investors. Its investment professionals utilize an industry and thematic approach to investing and benefit from access, where appropriate, to the broader resources and intellectual capital of KKR & Co. L.P., or KKR & Co. KKR Credit is a subsidiary of KKR & Co., a leading global investment firm with over $168 billion in assets under management as of December 31, 2017 that manages investments across multiple asset classes including private equity, energy, infrastructure, real estate, credit and hedge funds. KKR & Co. aims to generate attractive investment returns by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation in the assets it manages. KKR & Co. invests its own capital alongside the capital it manages for fund investors and brings debt and equity investment opportunities to others through its capital markets business.

KKR & Co.’s business offers a broad range of investment management services to its fund investors and provides capital markets services to KKR & Co., its portfolio companies and third parties. Throughout KKR & Co.’s history, KKR & Co. has consistently been a leader in the private equity industry. KKR & Co. has grown its firm by expanding its geographical presence and building businesses in new areas, such as credit, special situations, hedge funds, collateralized loan obligations, capital markets, infrastructure, energy and real estate. These efforts build on KKR & Co.’s core principles and industry expertise, allowing KKR & Co. to leverage the intellectual capital and synergies in its businesses, and to capitalize on a broader range of the opportunities it sources. Additionally, KKR & Co. has increased its focus on meeting the needs of its existing fund investors and in developing relationships with new investors in its funds.
KKR & Co. conducts its business with offices throughout the world, providing it with a pre-eminent global platform for sourcing transactions, raising capital and carrying out capital markets activities. KKR & Co.’s growth has been driven by value that it has created through its operationally focused investment approach, the expansion of its existing businesses, its entry into new lines of business, innovation in the products that it offers investors in its funds, an increased focus on providing tailored solutions to its clients and the integration of capital markets distribution activities.
KKR & Co. has also used its balance sheet as a significant source of capital to further grow and expand its business, increase its participation in its existing businesses and further align its interests with those of its fund investors and other stakeholders.
Below are the gross assets of two other BDCs advised or sub-advised by KKR Credit, each of which has a similar investment objective to ours:
Name	Entity	Gross Assets(1)
Corporate Capital Trust, Inc.	BDC	$4,422,594
Corporate Capital Trust II	BDC	$157,442

(1)
As of September 30, 2017.

About FS/KKR Advisor
FS/KKR Advisor is a newly-formed Delaware limited liability company, located at 201 Rouse Boulevard, Philadelphia, PA 19112. Prior to the effectiveness of the joint advisor investment advisory agreement, FS/KKR Advisor will register as an investment adviser with the SEC under the Advisers Act. FS/KKR Advisor will be jointly operated by FS Adviser and KKR Credit. Our chairman and chief executive officer, Michael C. Forman, will serve as FS/KKR Advisor’s chairman and chief executive officer, and Todd Builione, the president of KKR Credit, will serve as FS/KKR Advisor’s president.
FS/KKR Advisor’s senior management team will have significant experience in private lending and private equity investing, and will have developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. The team will also have extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. We believe that the active and ongoing participation by FS Investments, KKR Credit and their respective affiliates in the credit markets, and the depth of experience and disciplined investment approach of FS/KKR Advisor’s management team, will allow FS/KKR Advisor to successfully execute our investment strategies.
Duties of FSIC IV Advisor, KKR Credit and FS/KKR Advisor
FSIC IV Advisor, together with the other FS Advisor Entities, and KKR Credit have agreed to coordinate their activities during the period in which the investment co-advisory agreements and the joint advisor investment advisory agreement would be in effect to avoid duplication of efforts and ensure a balanced and effective allocation of responsibilities and net fee revenue earned by the FS Advisor Entities, KKR Credit and FS/KKR Advisor, and efficiency in the provision of the required services to us thereunder.

Investment Co-Advisory Agreements
During the period the investment co-advisory agreements are in effect, the management of our investment portfolio will be the responsibility of a joint investment committee which will be comprised of three appointees of FS Investments or one of its affiliates (initially Sean Coleman, Brian Gerson and Michael Kelly) and three appointees of KKR Credit (initially Todd C. Builione, Daniel Pietrzak and Ryan Wilson). A team of dedicated investment professionals consisting of personnel from FSIC IV Advisor and KKR Credit will provide services to us. In performing their duties under the investment co-advisory agreements, FSIC IV Advisor and KKR Credit will provide us with services to facilitate the conduct of its business, including but not limited to: (a) sourcing, structuring, underwriting, performing diligence, executing and monitoring investments; (b) researching, selecting, trading and underwriting new investment opportunities; (c) investor account management; (d) legal, compliance, finance, accounting, operations and human resources services; and (e) risk management functions. The FS Advisor Entities and KKR Credit are collectively responsible for providing appropriate assets, resources, time and personnel in order to provide the services required under the investment co-advisory agreements to us.
Among other things, the base management fee will be reduced from 1.75% under the investment advisory and administrative services agreement to 1.50% under the investment co-advisory agreements (in the aggregate). While the investment advisory and administrative services agreement provides that the base management fee is 2.0%, effective February 1, 2017, FSIC IV Advisor contractually agreed to permanently waive 0.25% of the base management fee so that the fee received equals 1.75% of our average weekly gross assets. For the incentive fee under the investment co-advisory agreements (in the aggregate), (i) the hurdle rate will be reduced to 1.75% per quarter and (ii) the “catch-up” feature will be reduced to begin at 2.1875%.
Joint Advisor Investment Advisory Agreement
During the period the joint advisor investment advisory agreement is in effect, the management of our investment portfolio will be the responsibility of FS/KKR Advisor’s investment committee which will be comprised of three appointees of FS Adviser (initially Sean Coleman, Brian Gerson and Michael Kelly) and three appointees of KKR Credit (initially Todd C. Builione, Daniel Pietrzak and Ryan Wilson). A team of dedicated investment professionals consisting of personnel from FS Investments and KKR Credit will provide services to us on behalf of FS/KKR Advisor. The investment committee will be responsible for establishing and monitoring our investment program, developing the portfolio, setting our risk parameters and approving all of our investments. Initial investment decisions will require the unanimous approval of the investment committee.
In performing its duties under the joint advisor investment advisory agreement, FS/KKR Advisor will provide us with services to facilitate the conduct of our business, including but not limited to: (a) sourcing, structuring, underwriting, performing diligence, executing and monitoring investments; (b) researching, selecting, trading and underwriting new investment opportunities; (c) investor account management; (d) legal, compliance, finance, accounting, operations and human resources services; and (e) risk management functions. KKR Credit and FS Adviser will be collectively responsible for providing appropriate assets, resources, time and personnel to allow FS/KKR Advisor to provide to us the services required under the joint advisor investment advisory agreement.
Among other things, the base management fee will be reduced from 1.75% under the investment advisory and administrative services agreement to 1.50% under the joint advisor investment advisory agreement. While the investment advisory and administrative services agreement provides that the base management fee is 2.0%, effective February 1, 2017, FSIC IV Advisor contractually agreed to permanently waive 0.25% of the base management fee so that the fee received equals 1.75% of our average weekly gross assets. For the incentive fee under the joint advisor investment advisory agreement, (i) the hurdle rate will be reduced to 1.75% per quarter and (ii) the “catch-up” feature will be reduced to begin at 2.1875%.
For additional information, see our definitive proxy statement filed on January 18, 2018.

Financing Arrangements
To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FSIC IV Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our financing arrangements.
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
We will generally not be able to issue and sell shares of any class of our common stock at a price per share, after deducting underwriting commissions and discounts, that is below the net asset value per share of the applicable class. See “Item 1A. Risk Factors—Risks Related to Business Development Companies—Regulations governing our operation as a BDC and a RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of any class of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of any class of our common stock at a price below the net asset value per share of such class in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.
As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, the SEC granted exemptive relief to our affiliates, upon which we may rely, and which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. However, in connection with the potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor, and in an effort to mitigate potential future conflicts of interest, our board of directors has authorized and directed that we exercise our rights under the Order to decline to participate in any new potential co-investment transaction pursuant to the Order that would be within the then-current investment objectives and strategy unless sourced by GDFM, KKR Credit or FS/KKR Advisor. Under the terms of this relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategy. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategies. We believe this relief may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because our affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we are permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance (e.g., where price is the only negotiated term). See “Item 1. Business—The Transition of Investment Advisory Services” for information regarding the exemptive relief KKR Credit is seeking with respect to our potential investment advisory relationship with FS/KKR Advisor.

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
Temporary Investments
Pending investment in other types of  “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, including money market funds, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to maintain our qualification as a RIC for U.S. federal income tax purposes as described below under “—Taxation as a RIC.” Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. FSIC IV Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
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
Code of Ethics
We and FSIC IV Advisor have each adopted a code of ethics pursuant to Rule 17j-1 promulgated under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the codes may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with each code’s requirements. Our code of ethics was filed as an exhibit to the post-effective Amendment No. 1 to Form N-2 filed with the SEC on October 18, 2017 and FSIC IV Advisor’s code of ethics was filed as an exhibit to post-effective amendment no. 1 to Form N-2 filed with the SEC on October 18, 2017. Stockholders may also read and copy these codes of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Stockholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is available on our website at www.fsinvestments.com and on the EDGAR Database on the SEC’s Internet site at www.sec.gov. Stockholders may also obtain a copy of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, at 100 F Street, N.E., Washington, D.C. 20549.

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

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and take actions necessary to ensure that we are in compliance therewith. In addition, we have voluntarily complied with Section 404(b) of the Sarbanes-Oxley Act and have engaged our independent registered public accounting firm to audit our internal control over financial reporting.
Taxation as a RIC
We have elected to be subject to tax as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute each tax year as distributions to our stockholders. To qualify for and maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each tax year, distributions generally of an amount at least equal to 90% of our “investment company taxable income,” which is generally the sum of our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid, or the Annual Distribution Requirement.
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
As a RIC, we will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute distributions in a timely manner to our stockholders generally of an amount at least equal to the sum of  (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (as adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax, or the Excise Tax Avoidance Requirement. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared.
We have previously incurred, and may incur in the future, such excise tax on a portion of our income and capital gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we generally will be liable for the excise tax only on the amount by which we do not meet the Excise Tax Avoidance Requirement.

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
Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the tax year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under Subchapter M of the Code. We may have to sell or otherwise dispose of some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
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
Competition
Our primary competitors for investments include other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds). In addition, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. We also compete with traditional financial services companies such as commercial banks. We believe we will be able to compete with these entities for financing opportunities on the basis of, among other things, the experience of FSIC IV Advisor’s senior management team, together with the wider resources of GSO’s investment team. Furthermore, while we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle market private U.S. companies, we are not certain whether this trend will continue as a result of the potentially changing regulatory landscape due to the presidential administration. For additional information, see “—Potential Market Opportunity” and “—Potential Competitive Strengths.”
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
Risks Related to an Investment in Our Common Stock
Our shares are not listed on an exchange or quoted through a quotation system, and will not be for the foreseeable future, if ever. Therefore, it is unlikely that stockholders will be able to sell our shares and, if they are able to do so, it is unlikely that they will receive a full return of their invested capital.
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
See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program and Distributions” for a detailed description of our share repurchase program.
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
Our share repurchase program includes numerous restrictions that limit stockholders’ ability to sell their shares. We intend to limit the number of shares repurchased pursuant to our share repurchase program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to the greater of  (x) the number of shares we can repurchase with the proceeds we receive from the issuance of shares of our common stock under our distribution reinvestment plan during the twelve-month period ending on the expiration date of the repurchase offer (less the amount of any such proceeds used to repurchase shares on each previous repurchase date for tender offers conducted during such period) and (y) the number of shares that we can repurchase with the proceeds we receive from the sale of shares under our distribution reinvestment plan during the three-month period ending on the expiration date of the repurchase offer, although at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the liquidation of investments as of the end of the applicable period to repurchase shares; (2) we limit the number of shares to be repurchased in any calendar year to 10.0% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each calendar quarter (though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above); (3) unless stockholders tender all of their shares, stockholders must tender at least 25% of the number of shares they have purchased and generally must maintain a minimum balance of  $5,000 in Class T shares, subsequent to submitting a portion of their shares for repurchase by us; and (4) to the extent that the number of shares tendered for repurchase exceeds the number of shares that we are able to repurchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. If we offer additional classes of our common stock, our board of directors reserves the right, in its sole discretion, to limit the number of shares to be repurchased for each class by applying the limitations on the number of shares to be repurchased, noted above, on a per class basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Any of the foregoing limitations may prevent us from accommodating all repurchase requests made in any year. For example, our affiliate, FS Investment Corporation, commenced a share repurchase program in March 2010 with substantially similar terms as our share repurchase program. Because FS Investment Corporation had relatively few shares outstanding during the first year of its operations, the limitation described in clause (2) above resulted in fewer than all of the tendered shares being repurchased in two tender offers conducted by FS Investment Corporation in 2010. In addition, in recent quarters, certain other BDCs that are advised by affiliates of FSIC IV Advisor, repurchased less than all of the shares tendered in their respective tender offers.
In addition, our board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. We will notify stockholders of such developments (1) in our quarterly reports or (2) by means of a separate mailing to stockholders, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, although we have adopted a share repurchase program, we have discretion to not repurchase shares, to suspend the share repurchase program and to cease repurchases. In addition, any shares repurchased pursuant to our share repurchase program may be purchased at a significant discount from the purchase price stockholders paid for the shares being repurchased. Further, the share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price. For additional details regarding the price at which we expect to purchase shares pursuant to our share repurchase program, see “—The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.” and “Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and the Issuer Purchases of Equity Securities—Share Repurchase Program.”
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
We may pay distributions from borrowings or the sale of assets to the extent our cash flows from operations, net investment income or earnings are not sufficient to fund declared distributions.
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
The Maryland General Corporation Law, or the MGCL, and our charter and bylaws contain certain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our company or the removal of our incumbent directors. Under the Business Combination Act of the MGCL, certain business combinations between us and an “interested stockholder” (defined generally to include any person who beneficially owns 10% or more of the voting power of our outstanding shares) or an affiliate thereof is prohibited for five years and thereafter are subject to special stockholder voting requirements, to the extent that such statute is not superseded by applicable requirements of the 1940 Act. However, our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any person to the extent that such business combination receives the prior approval of our board of directors, including a majority of our directors who are not interested persons as defined in the 1940 Act. Under the Control Share Acquisition Act of the MGCL, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by directors who are employees of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our common stock, but such provision may be repealed at any time (before or after a control share acquisition). However, we will amend our bylaws to repeal such provision (so as to be subject to the Control Share Acquisition Act) only if our board of directors determines that it would be in our best interests and if the staff of the SEC does not object to our determination that our being subject to the Control Share Acquisition Act does not conflict with the 1940 Act. The Business Combination Act (if our board of directors should repeal the resolution) and the Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
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
The net asset value of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include: (i) changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs; (ii) loss of RIC or BDC status; (iii) changes in earnings or variations in operating results; (iv) changes in the value of our portfolio of investments; (v) changes in accounting guidelines governing valuation of our investments; (vi) any shortfall in revenue or net income or any increase in losses from levels expected by investors; (vii) departure of our investment adviser or sub-adviser or certain of their respective key personnel; (viii) general economic trends and other external factors; and (ix) loss of a major funding source.
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
Below Investment Grade Risk. In addition, we invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid.
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
We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments, investment opportunities and cost of capital and, accordingly, may have a material adverse effect on our investment objectives, our rate of return on invested capital and our ability to service our debt and make distributions to our stockholders. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any.
Our investment portfolio primarily consists of senior secured debt with maturities typically ranging from three to seven years. The longer the duration of these securities, generally, the more susceptible they are to changes in market interest rates. As market interest rates increase, those securities with a lower yield-at-cost can experience a mark-to-market unrealized loss. An impairment of the fair market value of our investments, even if unrealized, must be reflected in our financial statements for the applicable period and may therefore have a material adverse effect on our results of operations for that period.
Because we incur indebtedness to make investments, our net investment income is dependent, in part, upon the difference between the rate at which we borrow funds or pay interest on outstanding debt securities and the rate at which we invest these funds. An increase in interest rates would make it more expensive to use debt to finance our investments or to refinance our current financing arrangements. In addition, certain of our financing arrangements provide for adjustments in the loan interest rate along with changes in market interest rates. Therefore, in periods of rising interest rates, our cost of funds will increase, which could materially reduce our net investment income. Any reduction in the level of interest rates on new investments relative to interest rates on our current investments could also adversely impact our net investment income.
We have and may continue to structure the majority of our debt investments with floating interest rates to position our portfolio for rate increases. However, there can be no assurance that this will successfully mitigate our exposure to interest rate risk. For example, in the event of a rising interest rate environment, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, our fixed rate investments may decline in value because the fixed rate of interest paid thereunder may be below market interest rates.
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. Because the statements made by the head of the United Kingdom Financial Conduct Authority are recent in nature, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.
We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. However, these activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portion of our portfolio. We also have limited experience in entering into hedging transactions, and we will initially have to develop such expertise or arrange for such expertise to be provided. Adverse developments resulting from hedging transactions could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Furthermore, because a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate in the investment advisory and administrative services agreement and may result in a substantial increase of the amount of incentive fees payable to FSIC IV Advisor with respect to pre-incentive fee net investment income.
Second priority liens on collateral securing debt investments that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
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
Certain investments that we may make may include equity related securities, such as rights and warrants that may be converted into or exchanged for common stock, other equity or the cash value of common stock or other equity. In addition, we may make direct equity investments in portfolio companies.

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
An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.
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
We invest in certain companies whose securities are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price or at all and, as a result, we may suffer losses.
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
To the extent that we invest in original issue discount or PIK instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:
•
The higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;

•
Original issue discount or PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;

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

•
The deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;

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
Our wholly-owned financing subsidiary, Cheltenham Funding, has entered into a TRS for a portfolio of primarily senior secured floating rate loans with Citibank. See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for additional discussion of the terms of the TRS between Cheltenham Funding and Citibank.
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
The TRS is subject to market risk, liquidity risk and risk of imperfect correlation between the value of the TRS and the loans underlying the TRS. In addition, we may incur certain costs in connection with the TRS that could in the aggregate be significant. Because this arrangement is not an acquisition of the underlying loans, we have no right directly to enforce compliance with the terms of the loans and have no voting or other consensual rights of ownership with respect to the loans. In the event of insolvency of the counterparty, we will be treated as a general creditor of the counterparty and will have no claim of title with respect to the underlying loans.
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
In addition to the rights of Citibank to terminate the TRS following an event of default or termination event as described above, Citibank may terminate the TRS on or after July 19, 2018 (January 19, 2018 as of December 31, 2018). Cheltenham Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to July 19, 2018 will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Cheltenham Funding to Citibank for the period from the termination date through and including July 19, 2018 (January 19, 2018 as of December 31, 2018). Such monthly payments will equal the product of  (x) 85%, multiplied by (y) the maximum notional amount of the TRS ($175.0 million as of December 31, 2017), multiplied by (z) 1.60% or 1.50% per annum, as applicable. Other than during the first 90 days and last 30 days of the term of the TRS, Cheltenham Funding is required to pay a minimum usage fee if less than 85% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 85% but less than 100% of the maximum notional amount of the TRS is utilized.
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
In August 2011, S&P lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was last affirmed by S&P in November 2016. Moody’s and Fitch Ratings, Inc. have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling to allow the U.S. Treasury Department to issue additional debt. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Furthermore, in February 2014, the Federal Reserve began scaling back its bond-buying program, or quantitative easing, which it ended in October 2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. The Federal Reserve also raised interest rates several times since the fourth quarter of 2015. To the extent the Federal Reserve continues to raise rates, and without quantitative easing by the Federal Reserve, there is a risk that the debt markets may experience increased volatility and that the liquidity of certain of our investments may be reduced. It is unclear what other effects, if any, the end of quantitative easing, future interest rate raises, if any, and the pace of any such raises will have on the value of our investments or our ability to access the debt markets on favorable terms.
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
Because we have no employees, we depend on the investment expertise, skill and network of business contacts of FSIC IV Advisor and, currently, GDFM. FSIC IV Advisor, with the assistance of GDFM, evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of FSIC IV Advisor and GDFM, as well as their respective senior management teams. The departure of any members of FSIC IV Advisor’s senior management team could have a material adverse effect on our ability to achieve our investment objectives. Likewise, the departure of any key employees of GDFM or termination of key industry relationships may impact its ability to render services to us under the terms of its investment sub-advisory agreement with FSIC IV Advisor.
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
In addition, the investment advisory and administrative services agreement that FSIC IV Advisor has entered into with us, as well as the investment sub-advisory agreement that FSIC IV Advisor has entered into with GDFM, have termination provisions that allow the parties to terminate the agreements without penalty. The investment advisory and administrative services agreement may be terminated at any time, without penalty, by FSIC IV Advisor, upon 120 days’ notice to us. The investment sub-advisory agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice by GDFM or, if our board of directors or the holders of a majority of our outstanding voting securities determine that the investment sub-advisory agreement with GDFM should be terminated, by FSIC IV Advisor. If either agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreements are terminated, it may be difficult for us to replace FSIC IV Advisor or for FSIC IV Advisor to replace GDFM. Furthermore, the termination of either of these agreements may adversely impact the terms of any financing arrangement into which we may enter, which could have a material adverse effect on our business and financial condition. It is currently contemplated that the investment sub-advisory agreement will terminate on the GDFM end date and that subject to certain conditions, we will enter into the proposed investment co-advisory agreements and the joint advisor investment advisory agreement with FSIC IV Advisor, KKR Credit or FS/KKR Advisor, as applicable. GDFM intends to resign as our investment sub-adviser effective as of the GDFM end date regardless of whether the proposed investment co-advisory agreements and/or the joint advisor investment advisory agreement with FSIC IV Advisor, KKR Credit or FS/KKR Advisor, as applicable, have become effective. See “—There can be no assurance that the proposed investment co-advisory agreements or the joint advisor investment advisory agreement with FSIC IV Advisor, KKR Credit or FS/KKR Advisor, as applicable, will receive stockholder approval or go into effect. The failure of such investment advisory agreements to go into effect could adversely affect our business, financial condition, results of operations or ability to achieve our investment objective.” In the event that KKR Credit and/or FS/KKR Advisor becomes our investment co-adviser or adviser as contemplated, at the time of such replacement, all of the risk factors identified in Item 1A of this annual report on Form 10-K that relate to GDFM will also be applicable to KKR Credit and FS/KKR Advisor.
There can be no assurance that the proposed investment co-advisory agreements or the joint advisor investment advisory agreement with FSIC IV Advisor, KKR Credit or FS/KKR Advisor, as applicable, will receive stockholder approval or go into effect. The failure of such investment advisory agreements to go into effect could adversely affect our business, financial condition, results of operations or ability to achieve our investment objective.
On January 18, 2018, we filed a definitive proxy statement soliciting stockholder approval of each of the investment co-advisory agreements and the joint advisor investment advisory agreement, each of which would replace the investment advisory and administrative services agreement and the investment sub-advisory agreement. The effectiveness of each of the investment co-advisory agreements and the joint advisor investment advisory agreement is subject to various conditions, including stockholder approval thereof. If any of these conditions are not satisfied or (to the extent permitted) waived, the investment co-advisory agreements and/or the joint advisor investment advisory agreement may not go into effect. GDFM intends to resign as our investment sub-adviser effective as of the GDFM end date regardless of whether the investment co-advisory agreements and/or the joint advisor investment advisory agreement have become effective. There can be no assurance that the investment co-advisory agreements and/or the joint advisor investment advisory agreement will become effective prior to the GDFM end date or at all. As a result, the failure of the investment co-advisory agreements and/or the joint advisor investment advisory agreement to go into effect could adversely affect our business, financial condition, results of operations or ability to achieve our investment objective.
There can be no assurance of the timing of the approval of the application for the KKR exemptive relief or that the KKR exemptive relief will be granted by the SEC.
Concurrently with soliciting stockholder approval of the investment co-advisory agreements and the joint advisor investment advisory agreement, KKR Credit is seeking the KKR exemptive relief in the form of a new co-investment exemptive relief order issued by the SEC to KKR Credit that will cover us and would permit us, following the effectiveness of the joint advisor investment advisory agreement, to co-invest in privately negotiated investment transactions with certain accounts managed by KKR Credit. There can be no assurance of the timing of the approval of the application for the KKR exemptive relief or whether the requested KKR exemptive relief will be granted by the SEC. Receipt of the KKR exemptive relief is one of the conditions to the effectiveness of the joint advisor investment advisory agreement. Thus, if the KKR exemptive relief is not granted, the joint advisor investment advisory agreement may not go into effect. The failure of the joint advisor investment advisory agreement to go into effect could adversely affect our business, financial condition, results of operations or ability to achieve our investment objectives.

FS/KKR Advisor will be a newly-formed investment adviser without a track record of acting as an investment adviser to a BDC, and any failure by FS/KKR Advisor to manage and support our investment process may hinder the achievement of our investment objectives.
Because FS/KKR Advisor will be a newly-formed investment adviser jointly operated by FS Adviser (an affiliate of FSIC IV Advisor) and KKR Credit, FS/KKR Advisor will have no prior experience acting as an investment adviser to a BDC. The 1940 Act and the Code impose numerous constraints on the operations of BDCs that do not apply to other investment vehicles. While both FSIC IV Advisor and KKR Credit have individually acted as investment advisers to BDCs previously, FS/KKR Advisor’s lack of experience in managing a portfolio of assets under the constraints of the 1940 Act and the Code may hinder FS/KKR Advisor’s ability to take advantage of attractive investment opportunities and, as a result, may adversely affect our ability to achieve our investment objectives. FSIC IV Advisor’s and KKR Credit’s individual track records and achievements are not necessarily indicative of the future results they will achieve as a joint investment adviser. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which FSIC IV Advisor and KKR Credit have been affiliated, and we caution that our investment returns could be lower than the returns achieved by such other companies.
The transactions contemplated by the transition agreement may not be consummated, and the transition of our investment advisory services may not be completed or may not deliver the benefits we anticipate.
In order to transition our investment advisory services, on December 10, 2017, FSIC IV Advisor, GDFM and certain of their respective affiliates entered into a transition agreement, which provides that GDFM will continue to act as the investment sub-adviser to the Company through the GDFM end date and will cooperate with FSIC IV Advisor in implementing the transition of investment advisory services from GDFM for us and several other BDCs. The transition of investment advisory services is subject to certain conditions that may not occur, and if we do not consummate the transactions contemplated by the transition agreement, we may not successfully complete the proposed transition of investment advisory services and/or realize the anticipated benefits of the transition.
We are devoting a significant portion of our time and resources to consummating the transactions contemplated by the transition agreement. However, there can be no assurance that such activities will result in the consummation of the transactions or the completion of the proposed transition of investment advisory services. Additionally, even if we are able to consummate the transactions and complete the transition, the transition may not deliver the benefits we anticipate.
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
We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. Furthermore, the potentially changing regulatory landscape as a result of the presidential administration may increase the number of middle market investors. As a result of these new entrants, competition for investment opportunities in middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.
Our board of directors may change our operating policies and strategies without prior notice or stockholder approval.
Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval. Moreover, we have significant investment flexibility within our investment strategies. Therefore, we may invest our assets in ways with which stockholders may not agree. We also cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay stockholders distributions and cause them to lose all or part of their investment. Finally, because our shares are not expected to be listed on a national securities exchange for the foreseeable future, stockholders will be limited in their ability to sell their shares in response to any changes in our investment policy, operating policies, investment criteria or strategies.
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
Our distribution proceeds may exceed our earnings. Therefore, portions of the distributions that we make may represent a return of capital to stockholders, which will lower their tax basis in their shares of common stock.
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
We, our portfolio companies and our business partners are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make and the deductibility of interest expense by our portfolio companies, potentially with retroactive effect. Changes in laws or regulations governing the operations of those with whom we do business could have a material adverse effect on our business, financial condition and results of operations. In addition, over the last several years there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. New or repealed legislation, interpretations, rulings or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

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
As a public company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. In particular, our management is required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. Although not required, we also elect to obtain an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.
We incur significant expenses in connection with our compliance with the Sarbanes-Oxley Act and other regulations applicable to public companies, which may negatively impact our financial performance and our ability to make distributions. Compliance with such regulations also requires a significant amount of our management’s time and attention. For example, we cannot be certain as to the timing of the completion of our Sarbanes-Oxley mandated evaluations, testings and remediation actions, if any, or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be deemed effective in the future. In the event that we are unable to maintain an effective system of internal control and maintain compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
The impact on us of recent financial reform legislation, including the Dodd-Frank Act, is uncertain.
The Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on financial institutions. Many of the requirements called for in the Dodd-Frank Act are expected to be implemented over time, most of which will likely be subject to implementing regulations over the course of several years. However, the presidential administration has announced its intention to repeal, amend or replace certain portions of Dodd-Frank and the regulations implemented thereunder. Given the uncertainty associated with the manner in which and whether the provisions of the Dodd-Frank Act will be implemented, repealed, amended or replaced, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act or any changes to the regulations already implemented thereunder may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders.
We may experience fluctuations in our quarterly results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of fee income and the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
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
Risks Related to FSIC IV Advisor, GDFM and their Respective Affiliates
FSIC IV Advisor, GDFM and their respective affiliates, including our officers and some of our directors, face conflicts of interest as a result of compensation arrangements between us and FSIC IV Advisor, and FSIC IV Advisor and GDFM, which could result in actions that are not in the best interests of our stockholders.
FSIC IV Advisor, GDFM and their respective affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to FSIC IV Advisor an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the average weekly value of our gross assets, and FSIC IV Advisor shares a portion of these fees with GDFM pursuant to the investment sub-advisory agreement between FSIC IV Advisor and GDFM. Because the incentive fee is based on the performance of our portfolio, FSIC IV Advisor may be incentivized to make investments on our behalf, and GDFM may be incentivized to recommend investments for us to FSIC IV Advisor, that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage FSIC IV Advisor to use leverage to increase the return on our investments. In addition, because the base management fee is based upon the average weekly value of our gross assets, which includes any borrowings for investment purposes, FSIC IV Advisor may be incentivized to recommend the use of leverage or the issuance of additional equity to make additional investments and increase the average weekly value of our gross assets. Under certain circumstances, the use of leverage may increase the likelihood of default, which could disfavor holders of our common stock. Our compensation arrangements could therefore result in our making riskier or more speculative investments, or relying more on leverage to make investments, than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns. In addition, FSIC IV Advisor may have an incentive to delay a liquidity event if the distribution fee paid by our dealer manager has not been fully recovered. See “—Risks Related to an Investment in Our Common Stock—FSIC IV Advisor may have an incentive to delay a liquidity event, which may result in actions that are not in the best interest of our stockholders.”

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
The members of the senior management and investment teams of both FSIC IV Advisor and GDFM serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the officers, managers and other personnel of FSIC IV Advisor also serve in similar capacities for the investment advisers to the other funds in the Fund Complex, and may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment vehicles, accounts or other investment vehicles. For example, we rely on FSIC IV Advisor to manage our day-to-day activities and to implement our investment strategy. FSIC IV Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FSIC IV Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments. FSIC IV Advisor and its employees will devote only as much of its or their time to our business as FSIC IV Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.
Furthermore, GDFM, on which FSIC IV Advisor currently relies to assist it in identifying investment opportunities and making investment recommendations, has similar conflicts of interest. GDFM or its parent, GSO, currently serves as investment sub-adviser to FS Investments’ four other affiliated BDCs and FS Investments’ affiliated closed-end management investment company. GDFM, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. GDFM and its affiliates are not restricted from forming additional investment vehicles, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of GDFM. Also, in connection with such business activities, GDFM and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from recommending investment opportunities that would otherwise fit within our investment objectives. All of these factors could be viewed as creating a conflict of interest in that the time, effort and ability of the members of GDFM, its affiliates and their officers and employees will not be devoted exclusively to our business but will be allocated between us and the management of the monies of other advisees of GDFM and its affiliates.
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
As a result of our need to satisfy the Annual Distribution Requirement in order to maintain RIC tax treatment under Subchapter M of the Code, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined in the 1940 Act, including issuing preferred stock, borrowing money from banks or other financial institutions, or issuing debt securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue certain other types of securities is also limited. Under the 1940 Act, we are also generally prohibited from issuing or selling our common stock at a price per share of a class, after deducting upfront selling commissions and dealer manager fees, if any, that is below the net asset value per share of such class, without first obtaining approval for such issuance from our stockholders and our independent directors. Compliance with these limitations on our ability to raise capital may unfavorably limit our investment opportunities. These limitations may also reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.
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
As a BDC, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Legislation has been introduced in the U.S. House of Representatives and U.S. Senate that proposes to modify this section of the 1940 Act to permit an increase in the amount of debt that BDCs could incur by modifying the percentage from 200% to 150%. Should this or similar legislation pass, we may be able to incur additional indebtedness in the future, and, therefore, the risk of an investment in us may increase.
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
There can be no assurance that we and our subsidiaries will continue to comply with the covenants under our current financing arrangements and future financing arrangements, including any covenants related to the identity of our investment adviser. Failure to comply with these covenants could result in a default which, if we and our subsidiaries were unable to obtain a waiver, consent or amendment from the debt holders, could accelerate repayment under any or all of our and their debt instruments and thereby force us to liquidate investments at a disadvantageous time and/or at a price which could result in losses, or allow our lenders to sell assets pledged as collateral under our financing arrangements in order to satisfy amounts due thereunder. These occurrences could have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions. See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for a more detailed discussion of the terms of our debt financing arrangement.
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
In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of management fees payable to FSIC IV Advisor. See “Risks Related to FSIC IV Advisor, GDFM and their respective Affiliates—FSIC IV Advisor, GDFM and their respective affiliates, including our officers and some of our directors, face conflicts of interest as a result of compensation arrangements between us and FSIC IV Advisor, and FSIC IV Advisor and GDFM, which could result in actions that are not in the best interests of our stockholders.”
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $315 million in total average assets, (ii) a weighted average cost of funds of 2.94%, (iii) $50 million in debt outstanding (i.e., assumes that the full $50 million available to us as of December 31, 2017 under our financing arrangement as of such date is outstanding) and (iv) $352 million in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.
Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholders	(12.44)%	(6.50)%	(0.56)%	5.39%	11.33%
Similarly, assuming (i) $315 million in total average assets, (ii) a weighted average cost of funds of 2.94% and (iii) $50 million in debt outstanding (i.e., assumes that the full $50 million available to us as of December 31, 2017 under our financing arrangements as of such date is outstanding), our assets would need to yield an annual return (net of expenses) of approximately 0.47% in order to cover the annual interest payments on our outstanding debt.
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
•
The 90% Income Test will be satisfied if we earn at least 90% of our gross income for each tax year from dividends, interest, gains from the sale of securities or similar sources.

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

In any tax year in which we qualify as a RIC, in order for us to be able to be subject to tax as a RIC, we are required to meet an Annual Distribution Requirement. The Annual Distribution Requirement for RIC tax treatment will be satisfied if we distribute to our stockholders, for each tax year, dividends of an amount generally at least equal to the sum of 90% of our investment company taxable income, which is generally the sum of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, without regard to any deduction for dividends paid. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
We must satisfy these tests on an ongoing basis in order to maintain RIC tax treatment, and may be required to make distributions to stockholders at times when it would be more advantageous to invest cash in our existing or other investments, or when we do not have funds readily available for distribution. Compliance with the RIC tax requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investments. Also, the rules applicable to our qualification as a RIC are complex, with many areas of uncertainty. If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Moreover, if we failed to qualify as a RIC for a period greater than two taxable years, we may be required to recognize any net built-in gains (the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized if we had been liquidated) if we qualify as a regulated investment company in a subsequent year. Any such failure to qualify for or maintain RIC status may have a material adverse effect on us and on any investment in us. The Code provides certain form relief from RIC disqualification due to failures of the 90% Income Test or any of the diversification tests, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail either the 90% Income Test or any of the diversification tests.
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
For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, our investments may include debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants). To the extent original issue discount or PIK interest constitutes a portion of our income, we must include in taxable income each tax year a portion of the original issue discount or PIK interest that accrues over the life of the instrument, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current tax year, instead of upon disposition, as not making the election would limit our ability to deduct interest expenses for tax purposes.
Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the tax year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
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
A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the tax year. If we do not qualify as a publicly offered regulated investment company for any tax year, a noncorporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For noncorporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered regulated investment company, including management fees. In particular, after 2025 these expenses, referred to as miscellaneous itemized deductions, will be deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, will not be deductible for alternative minimum tax purposes and will be subject to the overall limitation on itemized deductions imposed by the Code, and before then will not be deductible at all. Although we believe that we are currently considered a publicly offered regulated investment company, as defined in the Code, there can be no assurance, however, that we will be considered a publicly offered regulated investment company in the future.
Legislative or regulatory tax changes could adversely affect investors.
At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our stockholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments. In particular, on December 22, 2017, the Tax Cuts and Jobs Act was signed into law. This tax legislation lowers the general corporate income tax rate from 35 percent to 21 percent, makes changes regarding the use of net operating losses, repeals the corporate alternative minimum tax and makes significant changes with respect to the U.S. international tax rules. In addition, the legislation generally requires a holder that uses the accrual method of accounting for U.S. tax purposes to include certain amounts in income no later than the time such amounts are reflected on certain financial statements, which therefore if applicable would require us to accrue income earlier than under prior law, although the precise application of this rule is un-clear at this time. The legislation also limits the amount or value of interest deductions of borrowers and in that way may potentially affect the loan market and our and our portfolio companies’ use of leverage. For individual taxpayers, the legislation reduces the maximum individual income tax rate and eliminates the deductibility of miscellaneous itemized deductions for taxable years 2018 through 2025. The impact of this new legislation is uncertain.
FATCA withholding may apply to payments made to certain foreign entities.
We are required to withhold U.S. tax (at a 30% rate) on payments of taxable dividends and (effective January 1, 2019) redemption proceeds and certain capital gain dividends made to certain non-U.S. entities that fail to comply (or be deemed compliant) with extensive reporting and withholding requirements designed to inform the U.S. Department of the Treasury of U.S.-owned foreign investment accounts. The information required to be reported includes the identity and taxpayer identification number of each account holder and transaction activity within the holder’s account. Stockholders may be requested to provide additional information to us to enable us to determine whether such withholding is required.
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
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the foreseeable future. In November 2017, we closed our continuous public offering of common stock to new investors. Following the closing of our continuous public offering, we have continued to issue shares pursuant to our distribution reinvestment plan.
We have submitted to the SEC an application for an exemptive order to permit us to offer multiple classes of common stock. In the event we obtain such relief, we may recommence our offering to offer multiple classes of our common stock, with each class having a different upfront sales load and fee and expense structure. There can be no assurance that we will receive an exemptive order from the SEC.
Set forth below is a chart describing the classes of our securities outstanding as of March 9, 2018:
(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Stock	1,100,000,000	—	31,694,536
Class A	250,000,000	—	—
Class D	250,000,000	—	—
Class T	250,000,000	—	31,694,536
Class I	350,000,000	—	—
As of March 9, 2018, we had 6,336 record holders of our Class T common stock.
Share Repurchase Program and Distributions
We intend to continue to conduct quarterly tender offers pursuant to our share repurchase program.
The following table provides information concerning our repurchases of shares of our Class T common stock pursuant to our share repurchase program during the quarter ended December 31, 2017:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2017	49,814	$11.1549	49,814	(1)
November 1 to November 30, 2017	—	—	—	—
December 1 to December 31, 2017	—	—	—	—
Total	49,814	$11.1549	49,814	(1)

(1)
The maximum number of shares available for repurchase on October 1, 2017 was 170,512.

Subject to applicable legal restrictions and the sole discretion of our board of directors, we currently intend to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis to stockholders of record determined on a monthly basis. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.
The following table reflects the cash distributions per share that we declared and paid on our common stock during the year ended December 31, 2017 and 2016:
	Distribution(1)
For the Year Ended December 31,	Per Share	Amount
2016	$0.64010	$4,443
2017(2)	$0.73902	$17,642

(1)
Distribution amounts and per share amounts shown are net of annual distribution fees, which began accruing on February 1, 2017, and reflect the special cash distributions described in footnote (2) below. See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion regarding annual distribution fees.

(2)
On a monthly basis from February 2017 through June 2017, we paid special cash distributions in the weekly amount of approximately $0.002 per share, to stockholders of record as of the weekly record dates previously determined by our board of directors for that period. We paid a total of approximately $884 in special cash distributions to stockholders. Our board of directors ratified and approved such monthly special cash distribution payments on August 10, 2017.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions” and Note 4 and Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions and our distribution reinvestment plan, including certain related tax considerations as well as a detailed discussion of the expense reimbursement agreement, including amounts reimbursed to us by FS Investments thereunder and the repayment of such amounts to FS Investments.

Item 6.
Selected Financial Data.

The following selected consolidated financial data for the year ended December 31, 2017, the period from January 6, 2016 (Commencement of Operations) through December 31, 2016 and the period from February 25, 2015 (Inception) to December 31, 2015 is derived from our consolidated financial statements which have been audited by RSM US LLP, our independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.
	Year Ended December 31, 2017	Period from January 6, 2016 (Commencement of Operations) through December 31, 2016(1)	Period from February 25, 2015 (Inception) through December 31, 2015(1)
Statements of operations data:
Investment income	$20,070	$3,185	—
Operating expenses
Operating expenses and excise taxes	13,951	5,616	—
Management fee waiver	(696)	—	—
Less: Expense reimbursement from sponsor	—	(666)	—
Add: Expense recoupment to sponsor	666	—
Net expenses	13,921	4,950	—
Net investment income (loss)	6,149	(1,765)	—
Total net realized and unrealized gain (loss) on investments and total return swap	13,991	9,882	—
Net increase (decrease) in net assets resulting from operations	$20,140	$8,117	—
Per share data:
Net investment income (loss)—basic and diluted(2)	$0.25	$(0.26)	—
Net increase (decrease) in net assets resulting from operations—basic and diluted(2)	$0.83	$1.17	—
Distributions declared(3)	$0.74	$0.64	—
Balance sheet data:
Total assets	$376,306	$176,089	$200
Credit facility payable	$19,900	—	—
Total net assets	$351,537	$161,996	$200
Other data:
Total return(4)	8.34%	13.20%	—
Total return (without assuming reinvestment of distributions)(4)	8.21%	12.84%	—
Number of portfolio company investments at period end	45	18	—
Total portfolio investments for the period	$271,224	$159,803	—
Proceeds from sales and prepayments of investments	$72,672	$99,418	—

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

(4)
The total return for each period presented was calculated based on the change in net asset value during the applicable period, including the impact of distributions reinvested in accordance with our distribution reinvestment plan. The total return (without assuming reinvestment of distributions) for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total returns do not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of our common stock. The total returns include the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculations of total returns in the table should not be considered representations of our future total returns, which may be greater or less than the returns shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rates payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total returns on our investment portfolio during the applicable period and do not represent actual returns to stockholders.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K.
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

•
actual and potential conflicts of interest with the other funds in the Fund Complex and their respective investment advisers and sub-advisers, GDFM, KKR Credit, FS/KKR Advisor or any of their affiliates;

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

•
the tax status of the enterprises in which we may invest;

•
receiving stockholder approval of the investment co-advisory agreements and the joint advisor investment advisory agreements; and

•
KKR Credit obtaining the KKR exemptive relief.

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
Overview
We were incorporated under the general corporation laws of the State of Maryland on February 25, 2015 and formally commenced investment operations on January 6, 2016 upon raising the minimum offering requirement from sales of shares of our Class T common stock in our continuous public offering to persons who were not affiliated with us or FSIC IV Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization. In November 2017, we closed our continuous public offering of common stock to new investors.
Our investment activities are managed by FSIC IV Advisor and supervised by our board of directors, a majority of whom are independent. Under the investment advisory and administrative services agreement, we have agreed to pay FSIC IV Advisor an annual base management fee based on the average weekly value of our gross assets and an incentive fee based on our performance. FSIC IV Advisor engaged GDFM to act as our investment sub-adviser. GDFM currently assists FSIC IV Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC IV Advisor according to guidelines set by FSIC IV Advisor.
As we previously announced on December 11, 2017, GDFM intends to resign as our investment sub-adviser and terminate the investment sub-advisory agreement effective as of the GDFM end date. In connection with GDFM’s resignation as our investment sub-adviser, FS Investments and KKR Credit desire to enter into a relationship whereby FS Investments and KKR Credit will create a premier alternative lending platform for certain BDCs sponsored, advised and/or sub-advised by them. See “Item 1. Business—The Transition of Investment Advisory Services” for information regarding our potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor.
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We have identified and intend to focus on the following investment categories, which we believe will allow us to generate an attractive total return with an acceptable level of risk.
Direct Originations: We intend to leverage our relationships and, currently, our relationship with GDFM and its global sourcing and origination platform, including its industry relationships, to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not generally make equity investments independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.
Opportunistic: We intend to seek to capitalize on market price inefficiencies by investing in loans, bonds and other securities where the market price of such investment reflects a lower value than deemed warranted by our fundamental analysis. We believe that market price inefficiencies may occur due to, among other things, general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community. We seek to allocate capital to these securities that have been misunderstood or mispriced by the market and where we believe there is an opportunity to earn an attractive return on our investment. Such opportunities may include event driven investments, anchor orders (i.e. opportunities that are originated and then syndicated by a commercial or investment bank but where we provide a capital commitment significantly above the average syndicate participant) and CLOs.
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
We principally generate revenues in the form of interest income on the debt investments we hold. In addition, we may generate revenues in the form of non-recurring commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. We may also generate revenues in the form of dividends and other distributions on the equity/other securities we hold.
Expenses
Our primary operating expenses include the payment of management and incentive fees and other expenses under the investment advisory and administrative services agreement, interest expense from financing arrangements and other indebtedness, and other expenses necessary for our operations. The management and incentive fees compensate FSIC IV Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FSIC IV Advisor is responsible for compensating our investment sub-adviser.
We reimburse FSIC IV Advisor for expenses necessary to perform services related to our administration and operations, including FSIC IV Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us and on behalf of FSIC IV Advisor. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. FSIC IV Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC IV Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
The amount of the reimbursement payable to FSIC IV Advisor is set at the lesser of  (1) FSIC IV Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. Due to our relatively small asset base, for the fiscal year ended December 31, 2017, the amount of the allocated expenses to be reimbursed was subject to a monthly minimum of  $20 to reflect the fact that there was a minimum amount of administrative service performed on our behalf by FS Investments personnel. FSIC IV Advisor allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of the administrative expenses among us and certain affiliates of FSIC IV Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to FSIC IV Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FSIC IV Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC IV Advisor.
We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:
•
corporate and organization expenses relating to offerings of our common stock, subject to limitations included in the investment advisory and administrative services agreement;

•
the cost of calculating our net asset value, including the cost of any third-party pricing or valuation services;

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

•
fees and expenses associated with accounting, corporate governance, government and regulatory affairs activities, independent audits and outside legal costs;

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
Expenses Reimbursement
Pursuant to an expense support and conditional reimbursement agreement, FS Investments has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distribution to stockholders will be paid from proceeds from the sale of shares of our comment stock or borrowings. Upon entry into the investment co-advisory agreements or the joint advisor investment advisory agreement, FS Investments intends to terminate the existing expense support and conditional reimbursement agreement and enter into a new expense support and conditional reimbursement agreement with us and KKR on substantially similar terms. For additional information regarding our expense reimbursement arrangement with FS Investments, see Note 4 to our consolidated financial statements contained in this annual report on Form 10-K.
Portfolio Investment Activity for the Years Ended December 31, 2017 and 2016
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2017 and 2016:
	For the Year Ended December 31,
Net Investment Activity	2017	2016
Purchases	$271,224	$159,803
Sales and Repayments	(72,672)	(99,418)
Net Portfolio Activity	$198,552	$60,385

	For the Year Ended December 31,
	2017		2016
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$126,953	47%	$116,537	73%
Senior Secured Loans—Second Lien	37,116	14%	16,470	10%
Senior Secured Bonds	42,700	16%	2,000	1%
Subordinated Debt	63,617	23%	24,104	15%
Equity/Other	838	0%	692	1%
Total	$271,224	100%	$159,803	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2017 and 2016:
	December 31, 2017			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$136,060	$137,737	51%	$40,917	$41,296	65%
Senior Secured Loans—Second Lien	34,677	35,420	13%	5,423	5,843	9%
Senior Secured Bonds	20,481	20,196	8%	2,000	2,045	3%
Subordinated Debt	69,585	71,532	27%	12,761	13,502	22%
Equity/Other	1,489	2,285	1%	651	624	1%
Total	$262,292	$267,170	100%	$61,752	$63,310	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2017 and 2016 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8 to our consolidated financial statements contained in this annual report on Form 10-K. The investments underlying the TRS had a notional amount and market value of  $151,866 and $151,348, respectively, as of December 31, 2017 and $110,444 and $112,411, respectively, as of December 31, 2016.
	December 31, 2017			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$252,241	$252,500	60%	$136,436	$138,354	79%
Senior Secured Loans—Second Lien	70,362	72,005	17%	20,348	21,196	12%
Senior Secured Bonds	20,481	20,196	5%	2,000	2,045	1%
Subordinated Debt	69,585	71,532	17%	12,761	13,502	8%
Equity/Other	1,489	2,285	1%	651	624	0%
Total	$414,158	$418,518	100%	$172,196	$175,721	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2017 and 2016:
	December 31, 2017	December 31, 2016
Number of Portfolio Companies	45	18
% Variable Rate (based on fair value)	64.8%	74.4%
% Fixed Rate (based on fair value)	34.4%	24.6%
% of Non-Income Producing Equity/Other Investments (based on fair value)	0.8%	0.9%
% Income Producing Equity/Other Investments (based on fair value)	0.0%	0.1%
Average Annual EBITDA of Portfolio Companies	$99,700	$104,710
Weighted Average Purchase Price of Debt Investments (as a % of par)	99.1%	97.5%
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.2%	9.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.2%	9.4%
Based on our regular weekly gross cash distribution amount of  $0.015521 per share as of December 31, 2017, our final offering price of  $11.65 per share and our distribution reinvestment price of $11.15 as of such date, the gross annualized distribution rate was 6.93% and 7.24%, respectively, as of December 31, 2017. The gross annualized distribution rate includes annual distribution fees, as determined in accordance with applicable FINRA rules. The net annualized distribution rate to stockholders, which excludes annual distribution fees, was 6.27% as of December 31, 2017 based on our distribution reinvestment price of  $11.15. During the year ended December 31, 2017, our total return was 8.34% and our total return without assuming reinvestment of distributions was 8.21%.
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
Our estimated gross portfolio yield may be higher than a stockholder’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield, total returns and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and, in the future, may be greater or less than the rates set forth above. See the section entitled “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnote 6 to the financial highlights table included in Note 11 to our consolidated financial statements contained in this annual report on Form 10-K for information regarding the calculations of our total returns.
Direct Originations
The following tables present certain selected information regarding our direct originations for the three months and year ended December 31, 2017:
New Direct Originations	For the Three Months Ended December 31, 2017	For the Year Ended December 31, 2017
Total Commitments (including unfunded commitments)	$37,952	$106,756
Exited Investments (including partial paydowns)	(178)	(2,231)
Net Direct Originations	$37,774	$104,525

	For the Three Months Ended December 31, 2017		For the Year Ended December 31, 2017
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$31,952	84%	$97,874	92%
Senior Secured Loans—Second Lien	5,000	13%	6,000	6%
Senior Secured Bonds	1,000	3%	2,334	2%
Subordinated Debt	—	—	—	—
Equity/Other	—	—	548	0%
Total	$37,952	100%	$106,756	100%

	For the Three Months Ended December 31, 2017	For the Year Ended December 31, 2017
Average New Direct Origination Commitment Amount	$5,422	$5,338
Weighted Average Maturity for New Direct Originations	6/28/24	8/6/23
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	9.0%	9.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	9.0%	9.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	9.2%	8.8%

The following table presents certain selected information regarding our direct originations as of December 31, 2017 and 2016:
Characteristics of All Direct Originations Held in Portfolio	December 31, 2017	December 31, 2016
Number of Portfolio Companies	24	8
Average Annual EBITDA of Portfolio Companies	$54,440	$44,040
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	4.4x	4.4x
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.2%	9.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	9.3%	9.2%
Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2017 and 2016:
	December 31, 2017		December 31, 2016
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$130,046	49%	$28,329	45%
Opportunistic	86,229	32%	15,187	24%
Broadly Syndicated/Other	50,895	19%	19,794	31%
Total	$267,170	100%	$63,310	100%

See Note 6 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding the composition of our investment portfolio by industry classification.
Portfolio Asset Quality
In addition to various risk management and monitoring tools, FSIC IV Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FSIC IV Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:
Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2017 and 2016:
	December 31, 2017		December 31, 2016
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$367	0%	$—	—
2	266,803	100%	63,310	100%
3	—	—	—	—
4	—	—	—	—
5	—	—	—	—
Total	$267,170	100%	$63,310	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Year Ended December 31, 2017 and the Period from January 6, 2016 (Commencement of Operations) through December 31, 2016
Revenues
Our investment income for the year ended December 31, 2017 and the period from January 6, 2016 (Commencement of Operations) through December 31, 2016 was as follows:
	December 31, 2017		Period from January 6, 2016 (Commencement of Operations) through December 31, 2016
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$16,346	82%	$2,499	78%
Paid-in-kind interest income	32	0%	28	1%
Fee income	3,692	18%	658	21%
Total investment income(1)	$20,070	100%	$3,185	100%

(1)
Such revenues represent $19,747 and $3,015 of cash income earned as well as $323 and $170 in non-cash portions relating to accretion of discount and PIK interest for the year ended December 31 2017 and the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our investment portfolio increases.
Fee income is transaction based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

Expenses
Our operating expenses for the year ended December 31, 2017 and the period from January 6, 2016 (Commencement of Operations) through December 31, 2016 were as follows:
	Year Ended December 31, 2017	Period from January 6, 2016 (Commencement of Operations) through December 31, 2016
Management fees	$5,847	$1,704
Capital gains incentive fees	1,164	1,302
Administrative services expenses	340	291
Stock transfer agent fees	183	133
Accounting and administrative fees	113	41
Interest expense	700	—
Distribution fees	2,454	—
Organization costs	—	317
Offering costs	1,392	875
Directors’ fees	394	201
Expenses associated with our independent audit and related fees	322	214
Legal fees	274	99
Printing fees	340	249
Other	428	190
Total operating expenses	13,951	5,616
Management fee waiver	(696)	—
Less: Expense reimbursement from sponsor	—	(666)
Add: Expense recoupment to sponsor	666	—
Net operating expenses	$13,921	$4,950

The following table reflects selected expense ratios as a percent of average net assets for the year ended December 31, 2017 and the period from January 6, 2016 (Commencement of Operations) through December 31, 2016:
	Year Ended December 31, 2017	Period from January 6, 2016 (Commencement of Operations) through December 31, 2016
Ratio of operating expenses to average net assets	5.27%	7.74%
Ratio of management fee waiver to average net assets	(0.26)%	—
Ratio of expense recoupment to sponsor to average net assets	0.25%	—
Ratio of expense reimbursement from sponsor to average net assets	—	(0.92)%
Ratio of net operating expenses to average net assets	5.26%	6.82%
Ratio of capital gains incentive fees, interest expense and offering costs to average net assets(1)	1.23%	3.00%
Ratio of net operating expenses, excluding certain expenses, to average net assets	4.03%	3.82%

(1)
Ratio may be rounded in order to recompute the ending ratio of net operating expenses, excluding certain expenses, to average net assets.

We generally expect our general and administrative expenses to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base.
Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement
During the year ended December 31, 2017, we did not accrue any amounts for expense reimbursements that FS Investments has agreed to pay. During the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, we accrued $666 for expense reimbursements that FS Investments agreed to pay. These reimbursements were funded, in part, through the offset of management fees payable by us to FSIC IV Advisor. During the year ended December 31, 2017, we accrued $666 for expense recoupments payable to FS Investments. As of December 31, 2017, we did not have any expense recoupments due to FS Investments and no further amounts remain subject to repayment by us to FS Investments in the future.
See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of the expense reimbursement agreement.
Net Investment Income (Loss)
Our net investment income (loss) totaled $6,149 ($0.25 per share) and $(1,765) ($(0.26) per share) for the year ended December 31, 2017 and the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, respectively.
Net Realized Gains or Losses
Our net realized gains (losses) on investments and the total return swap for the year ended December 31, 2017 and the period from January 6, 2016 (Commencement of Operations) through December 31, 2016 were as follows:
	Year Ended December 31, 2017	Period from January 6, 2016 (Commencement of Operations) through December 31, 2016
Net realized gain (loss) on investments(1)	$1,352	$1,111
Net realized gain (loss) on total return swap	10,873	4,791
Total net realized gain (loss)	$12,225	$5,902

(1)
We sold investments and received principal repayments of  $42,005 and $30,667, respectively, during the the year ended December 31, 2017 and $95,579 and $3,839, respectively, during the period from January 6, 2016 (Commencement of Operations) through December 31, 2016,

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments and the total return swap for the year ended December 31, 2017 and the period from January 6, 2016 (Commencement of Operations) through December 31, 2016 were as follows:
	Year Ended December 31, 2017	Period from January 6, 2016 (Commencement of Operations) through December 31, 2016
Net change in unrealized appreciation (depreciation) on investments	$3,320	$1,558
Net change in unrealized appreciation (depreciation) on total return swap	(1,554)	2,422
Total net change in unrealized appreciation (depreciation)	$1,766	$3,980

During the year ended December 31, 2017, the net unrealized appreciation on our investments was primarily driven by the general performance of the underlying debt positions and the net unrealized depreciation on our TRS was primarily driven the underperformance of certain holdings in the TRS.

Net Increase (Decrease) in Net Assets Resulting from Operations
For the year ended December 31, 2017 and the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, the net increase (decrease) in net assets resulting from operations was $20,140 ($0.83 per share) and $8,117 ($1.17 per share), respectively.
Financial Condition, Liquidity and Capital Resources
Overview
As of December 31, 2017, we had $31,977 in cash, which we or our wholly owned financing subsidiaries held in custodial accounts, and $70,500 in cash held as collateral by Citibank under the terms of the TRS. In addition, as of December 31, 2017, we had $23,134 in capacity available under the TRS and $30,100 in borrowings available under our other financing arrangement, subject to borrowing base and other limitations. As of December 31, 2017, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of December 31, 2017, we had ten debt investments with aggregate unfunded commitments of  $11,076 and an unfunded equity/other commitment to purchase up to $4 in shares of Series A units of Chisholm Oil and Gas, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
Prior to investing in securities of portfolio companies, we invest the cash received from the issuance of shares of common stock under our distribution reinvestment plan, from fees, interest earned from our investments and principal repayments and proceeds from sales of our investments, primarily in cash, cash equivalents, including money market funds, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.
Public Offering of Shares, Distribution Reinvestment Plan and Share Repurchase Program
In November 2017, we closed our continuous public offering of common stock to new investors. We have issued 31,615,058 shares of common stock for gross proceeds of  $355,912 in our continuous public offering, including shares issued pursuant to our distribution reinvestment plan. Following the closing of our continuous public offering, we continue to issue shares pursuant to our distribution reinvestment plan. As of March 9, 2018, we have raised total gross proceeds of  $360,277, including $200 of seed capital contributed by the principals of FSIC IV Advisor in February 2015.
We have submitted to the SEC an application for an exemptive order to permit us to offer multiple classes of common stock. In the event we obtain such relief, we may recommence our offering to offer multiple classes of our common stock, with each class having a different upfront sales load and fee and expense structure. There can be no assurance that we will receive an exemptive order from the SEC.
To provide our stockholders with limited liquidity, we intend to continue to conduct quarterly tender offers pursuant to our share repurchase program.
For additional information regarding our public offering of shares, distribution reinvestment plan and share repurchase program, see Note 3 and Note 4 to our consolidated financial statements contained in this annual report on Form 10-K.
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
The following table presents summary information with respect to our outstanding financing arrangements as of December 31, 2017:
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility	Prime Brokerage	L+1.25%	$19,900	$30,100	September 27, 2018(1)
Citibank Total Return Swap	Total Return Swap	L+1.60%	$151,866	$23,134	N/A(2)

(1)
As described in Note 8 to our consolidated financial statements contained in this annual report on Form 10-K, this facility generally is terminable upon 270 days’ notice by either party. As of December 31, 2017, neither party to the facility had provided notice of its intent to terminate the facility.

(2)
The TRS may be terminated by Cheltenham Funding or by Citibank at any time, subject to an early termination fee if prior to the date 30 days before July 19, 2018 (January 19, 2018 as of December 31, 2017), or by Citibank on or after July 19, 2018 (January 19, 2018 as of December 31, 2017) in each case, in whole or in part, upon prior written notice to the other party.

For additional information regarding our financing arrangements, see Note 8 to our consolidated financial statements contained in this annual report on Form 10-K.
RIC Status and Distributions
We have elected to be subject to tax as a RIC under Subchapter M of the Code. In order to qualify for RIC tax treatment, we must, among other things, make distributions of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of a tax year or the due date of the tax return for such tax year, including extensions, distributions paid up to twelve months after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC tax status each tax year. We are also subject to a 4% nondeductible federal excise taxes on certain undistributed income unless we make distributions in a timely manner to our stockholders generally of an amount at least equal to the sum of  (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.
Our first distribution was declared for stockholders of record as of January 12, 2016. Prior to the closing of our continuous public offering in November 2017, we declared regular cash distributions on a quarterly basis and paid such distributions on a monthly basis to stockholders of record, as determined on a weekly basis. Effective November 29, 2017, and subject to applicable legal restrictions and the sole discretion of our board of directors, we declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis to stockholders of record, as determined on a monthly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept such stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC IV Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e. paid from ordinary income, paid from net capital gains on the sale of securities, and/or return of capital, which is a non-taxable distribution) will be mailed to our stockholders. If FS Investments had not reimbursed certain of our expenses, 15% of the aggregate amount of distributions paid during the year ended December 31, 2016 would have been funded from offering proceeds or borrowings.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, unless stockholders elect to receive their cash distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.
The following table reflects the cash distributions per share that we declared and paid on our common stock during the years ended December 31, 2017 and 2016:
	Distribution(1)
For the Year Ended December 31,	Per Share	Amount
2016	$0.64010	$4,443
2017(2)	$0.73902	$17,642

(1)
Distribution amounts and per share amounts shown are net of annual distribution fees, which began accruing on February 1, 2017, and reflect the special cash distributions described in footnote (2) below. See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion regarding annual distribution fees.

(2)
On a monthly basis from February 2017 through June 2017, we paid special cash distributions in the weekly amount of approximately $0.002 per share, to stockholders of record as of the weekly record dates previously determined by our board of directors for that period. We paid a total of approximately $884 in special cash distributions to stockholders. Our board of directors ratified and approved such monthly special cash distribution payments on August 10, 2017.

See Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income and the components of accumulated earnings on a tax basis.
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
See Note 7 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding the fair value of our financial instruments.
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

In May 2014, the Financial Accounting Standards Board, or the FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides for revenue recognition based on the consideration to which an entity expects to be entitled in exchange for transferring goods or services to a customer. When it becomes effective, the new revenue recognition guidance in ASU No. 2014-09 will replace most revenue recognition guidance under existing GAAP. In 2016, the FASB issued additional guidance that clarified, amended and technically corrected prior revenue recognition guidance. The new revenue recognition guidance applies to all entities and all contracts with customers to provide goods or services in the ordinary course of business, excluding, among other things, financial instruments as well as certain other contractual rights and obligations. For public entities, the new standards are effective during the interim and annual periods beginning after December 15, 2017, with early adoption permitted. The standards permit the use of either the retrospective or cumulative effect transition method. As a result, we are required to adopt the new guidance as of January 1, 2018 and expect to do so using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption.
In connection with our evaluation of the impact of the new revenue recognition guidance on its revenue recognition polices for structuring and other non-recurring upfront fees, we have performed an analysis to identify contracts with customers within the scope of the new revenue recognition guidance and to determine the related performance obligation and transaction price. Under the new revenue recognition guidance, we expect to recognize revenue for in-scope contracts based on the transaction price as the performance obligation is fulfilled. In our analysis, we considered, among other matters, the nature of the performance obligation and constraints on including variable consideration in the transaction price. In addition, we considered the costs incurred to obtain and fulfill in-scope contracts with customers to determine whether such costs would be required to be capitalized. Based on our analysis, we expect to provide additional revenue recognition disclosures required under the new standard but do not otherwise expect a material effect on our consolidated financial statements.
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
Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the year ended December 31, 2017, the period from January 6, 2016 (Commencement of Operations) through December 31, 2016 and the period from February 25, 2015 (Inception) to December 31, 2015, we did not incur any interest or penalties.
See Note 2 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our significant accounting policies.
Contractual Obligations
We have entered into an agreement with FSIC IV Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FSIC IV Advisor and, to the extent it is required to provide such services, GDFM are reimbursed for administrative expenses and/or organization and offering costs incurred on our behalf; as applicable. Effective February 1, 2017, FSIC IV Advisor has contractually agreed to permanently waive 0.25% of the base management fee so that the fee received equals 1.75% of our average weekly gross assets. See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the years ended December 31, 2017 and 2016.
A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness as of December 31, 2017 is as follows:
		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
BNP Facility(2)	September 27, 2018	$19,900	$19,900	—	—	—

(1)
Amounts outstanding will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
As of December 31, 2017, $30,100 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days’ notice by either party. As of December 31, 2017, neither Broomall Funding nor BNPP had provided notice of its intent to terminate the facility.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Recently Issued Accounting Standards
None.
Related Party Transactions
Compensation of the Investment Adviser and Dealer Manager
Pursuant to the investment advisory and administrative services agreement, FSIC IV Advisor is entitled to an annual base management fee of 2.0% of the average weekly value of our gross assets and an incentive fee based on our performance. We commenced accruing fees under the investment advisory and administrative services agreement on January 6, 2016, upon commencement of our investment operations. Management fees are paid on a quarterly basis in arrears. The investment sub-advisory agreement provides that GDFM is entitled to 50% of all management and incentive fees payable to FSIC IV Advisor under the investment advisory and administrative services agreement with respect to each year, subject to the waiver of any fees by GDFM. Effective February 1, 2017, FSIC IV Advisor has contractually agreed to permanently waive 0.25% of the base management fee so that the fee received equals 1.75% of our average weekly gross assets.
The dealer manager for our continuous public offering was FS Investment Solutions, which is one of our affiliates. Prior to the closing of our continuous public offering, the dealer manager was entitled to receive selling commissions and dealer manager fees in connection with the sale of shares of common stock in our continuous public offering, all or a portion of which could be reallowed to selected broker-dealers and financial representatives. The dealer manager agreement terminated in connection with the closing of our continuous public offering in November 2017.
See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our agreements with FSIC IV Advisor and our other related party transactions and relationships, including a description of the fees and amounts due to FSIC IV Advisor, capital contributions by FSIC IV Advisor and GDFM, potential conflicts of interest, our exemptive relief order from the SEC, our expense reimbursement arrangement with FS Investments and FS Benefit Trust’s purchase of our shares of Class T common stock.

See “Business—The Transition of Investment Advisory Services” for information regarding GDFM’s resignation as our investment sub-adviser and our potential advisory relationship with KKR Credit and/or FS/KKR Advisor.
Recent Developments
Public Offering of Shares
In November 2017, we closed our continuous public offering of common stock to new investors. We have issued 31,615,058 shares of Class T common stock for gross proceeds of  $355,912 in our continuous public offering, including shares issued pursuant to our distribution reinvestment plan.
See “Item 1. Business—The Transition of Investment Advisory Services” for information regarding our potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor.
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of December 31, 2017, 64.8% of our portfolio investments (based on fair value) paid variable interest rates, 34.4% paid fixed interest rates, 0.8% consisted of non-income producing equity/other investments and the remaining 0.0% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC IV Advisor with respect to our increased pre-incentive fee net investment income.
Pursuant to the terms of the TRS between Cheltenham Funding and Citibank, Cheltenham Funding pays fees to Citibank at a floating rate equal to one-month LIBOR plus 1.60% or 1.50% per annum, as applicable, on the utilized notional amount of the loans subject to the TRS in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional amount of  $175,000. Pursuant to the terms of the BNP facility, borrowings are at a floating rate based on LIBOR. To the extent that any present or future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2017 (dollar amounts are presented in thousands):
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Interest Income
Down 100 basis points	$(710)	$(118)	$(592)	(1.9)%
No change	—	—	—	—
Up 100 basis points	$1,761	$118	$1,643	5.3%
Up 300 basis points	$5,284	$353	$4,931	16.0%
Up 500 basis points	$8,806	$589	$8,217	26.7%

(1)
Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Cheltenham Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.60% or 1.50% per annum, as applicable, on the utilized notional amount of the loans subject to the TRS. As of December 31, 2017, all of the loans underlying the TRS (based on fair value) paid variable interest rates.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2017 and 2016, we did not engage in interest rate hedging activities.
In addition, we may have risk regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.
Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2017, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2017 has been audited by our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
FS Investment Corporation IV
Philadelphia, Pennsylvania
Opinion on the Internal Control Over Financial Reporting
We have audited FS Investment Corporation IV’s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation IV as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for the years then ended and our report dated March 9, 2018 expressed an unqualified opinion.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ RSM US LLP

Blue Bell, Pennsylvania
March 9, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
FS Investment Corporation IV
Philadelphia, Pennsylvania
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation IV (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of FS Investment Corporation IV as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), FS Investment Corporation IV’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 9, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2017 and 2016 by correspondence with the custodians and brokers or by other appropriate auditing procedures where replies from brokers were not received. We believe that our audits provide a reasonable basis for our opinion.
/s/ RSM US LLP
We have served as the auditor of one or more FS Investments investment companies since 2007.
Blue Bell, Pennsylvania
March 9, 2018

FS Investment Corporation IV
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Investments, at fair value (amortized cost—$262,292 and $61,752 respectively)	$267,170	$63,310
Cash	31,977	47,008
Due from counterparty	70,500	46,000
Receivable for investments sold and repaid	1,850	15,677
Interest receivable	3,128	659
Receivable due on total return swap(1)	795	977
Unrealized appreciation on total return swap(1)	868	2,422
Prepaid expenses and other assets	18	36
Total assets	$376,306	$176,089
Liabilities
Payable for investments purchased	$—	$11,148
Credit facility payable(1)	19,900	—
Stockholder distributions payable	258	105
Distribution fees payable	302	—
Management fees payable	1,596	816
Accrued capital gains incentive fees(2)	1,981	1,302
Administrative services expense payable	47	180
Interest payable(1)	75	—
Directors’ fees payable	110	88
Other accrued expenses and liabilities	500	454
Total liabilities	24,769	14,093
Commitments and contingencies ($0 and $6,345, respectively)(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.001 par value, 250,000,000 shares authorized, 31,614,476 and 14,782,671 shares issued and outstanding, respectively	32	15
Class I common stock, $0.001 par value, 350,000,000 shares authorized, none issued and outstanding	—	—
Capital in excess of par value	342,864	157,392
Accumulated undistributed net realized gains (losses) on investments and total return swap(4)	5,371	2,032
Accumulated undistributed (distributions in excess of) net investment income(4)	(2,476)	(1,423)
Net unrealized appreciation (depreciation) on investments and total return swap	5,746	3,980
Total stockholders’ equity	351,537	161,996
Total liabilities and stockholders’ equity	$376,306	$176,089
Net asset value per share of common stock at year end	$11.12	$10.96

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

FS Investment Corporation IV
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016
Investment income
Interest income	$16,346	$2,499
Paid-in-kind interest income	32	28
Fee income	3,692	658
Total investment income	20,070	3,185
Operating expenses
Management fees(1)	5,847	1,704
Capital gains incentive fees(2)	1,164	1,302
Administrative services expenses	340	291
Stock transfer agent fees	183	133
Accounting and administrative fees	113	41
Interest expense(3)	700	—
Distribution fees	2,454	—
Organization costs	—	317
Offering costs	1,392	875
Directors’ fees	394	201
Other general and administrative expenses	1,364	752
Operating expenses	13,951	5,616
Management fee waiver(1)	(696)	—
Less: Expense reimbursement from sponsor(4)	—	(666)
Add: Expense recoupment to sponsor(4)	666	—
Net expenses	13,921	4,950
Net investment income (loss)	6,149	(1,765)
Realized and unrealized gain/loss
Net realized gain (loss) on investments	1,352	1,111
Net realized gain (loss) on total return swap(3)	10,873	4,791
Net change in unrealized appreciation (depreciation) on investments	3,320	1,558
Net change in unrealized appreciation (depreciation) on total return swap(3)	(1,554)	2,422
Total net realized and unrealized gain (loss)	13,991	9,882
Net increase (decrease) in net assets resulting from operations	$20,140	$8,117
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.83	$1.19
Weighted average shares outstanding	24,157,385	6,820,502

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

See notes to consolidated financial statements.

FS Investment Corporation IV
Consolidated Statements of Changes in Net Assets
(in thousands)

	Year Ended December 31,
	2017	2016
Operations
Net investment income (loss)	$6,149	$(1,765)
Net realized gain (loss) on investments and total return swap(1)	12,225	5,902
Net change in unrealized appreciation (depreciation) on investments	3,320	1,558
Net change in unrealized appreciation (depreciation) on total return swap(1)	(1,554)	2,422
Net increase (decrease) in net assets resulting from operations	20,140	8,117
Stockholder distributions(2)
Distributions from net investment income	(15,610)	(3,339)
Distributions from net realized gain on investments	(2,032)	(1,104)
Net decrease in net assets resulting from stockholder distributions	(17,642)	(4,443)
Capital share transactions(3)
Issuance of common stock	178,284	155,638
Reinvestment of stockholder distributions	10,811	2,697
Repurchases of common stock	(2,052)	(213)
Net increase in net assets resulting from capital share transactions	187,043	158,122
Total increase (decrease) in net assets	189,541	161,796
Net assets at beginning of year	161,996	200
Net assets at end of year	$351,537	$161,996
Accumulated undistributed (distributions in excess of) net investment income(2)	$(2,476)	$(1,423)

(1)
See Note 8 for a discussion of the Company’s financing arrangements.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 3 for a discussion of the Company’s capital share transactions.

See notes to consolidated financial statements.

FS Investment Corporation IV
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$20,140	$8,117
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(271,224)	(159,803)
Paid-in-kind interest	(32)	(28)
Proceeds from sales and repayments of investments	72,672	99,418
Net realized (gain) loss on investments	(1,352)	(1,111)
Net change in unrealized (appreciation) depreciation on investments	(3,320)	(1,558)
Net change in unrealized (appreciation) depreciation on total return swap(1)	1,554	(2,422)
Accretion of discount	(604)	(228)
Amortization of deferred financing costs	75	—
(Increase) decrease in due from counterparty	(24,500)	(46,000)
(Increase) decrease in receivable for investments sold and repaid	13,827	(15,677)
(Increase) decrease in interest receivable	(2,469)	(659)
(Increase) decrease in receivable due on total return swap(1)	182	(977)
(Increase) decrease in prepaid expenses and other assets	18	(36)
Increase (decrease) in payable for investments purchased	(11,148)	11,148
Increase (decrease) in distribution fees payable	302	—
Increase (decrease) in management fees payable	780	816
Increase (decrease) in accrued capital gains incentive fees	679	1,302
Increase (decrease) in administrative services expense payable	(133)	180
Increase (decrease) in interest payable(1)	75	—
Increase (decrease) in directors’ fees payable	22	88
Increase (decrease) in other accrued expenses and liabilities	46	454
Net cash provided by (used in) operating activities	(204,410)	(106,976)
Cash flows from financing activities
Issuance of common stock	178,284	155,638
Reinvestment of stockholder distributions	10,811	2,697
Repurchases of common stock	(2,052)	(213)
Stockholder distributions	(17,489)	(4,338)
Borrowings under credit facility(1)	24,800	—
Repayment under credit facility(1)	(4,900)	—
Deferred financing costs paid	(75)	—
Net cash provided by financing activities	189,379	153,784
Total increase (decrease) in cash	(15,031)	46,808
Cash at beginning of year	47,008	200
Cash at end of year	$31,977	$47,008
Supplemental disclosure
Excise and state taxes paid	$43	$—

(1)
See Note 8 for a discussion of the Company’s financing arrangements. During the year ended December 31, 2017, the Company paid $550 in interest expense on the credit facility.

See notes to consolidated financial statements.

FS Investment Corporation IV
Consolidated Schedule of Investments
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—39.2%
Actian Corp.		Software & Services	L+806	1.0%	6/30/22	$1,524	$1,524	$1,543
AG Group Merger Sub, Inc.		Commercial & Professional Services	L+750	1.0%	12/29/23	8,917	8,917	9,073
All Systems Holding LLC		Commercial & Professional Services	L+767	1.0%	10/31/23	3,341	3,341	3,391
American Bath Group, LLC		Capital Goods	L+525	1.0%	9/30/23	2,970	2,958	3,002
AVF Parent, LLC		Retailing	L+725	1.3%	3/1/24	14,211	14,211	14,505
Borden Dairy Co.		Food, Beverage & Tobacco	L+804	1.0%	7/6/23	4,375	4,375	4,374
Casablanca US Holdings Inc.		Consumer Services	L+475	1.0%	3/29/24	2,463	2,406	2,468
CSafe Acquisition Co., Inc.		Capital Goods	L+725	1.0%	11/1/21	148	148	147
CSafe Acquisition Co., Inc.	(e)	Capital Goods	L+725	1.0%	11/1/21	113	113	112
CSafe Acquisition Co., Inc.		Capital Goods	L+725	1.0%	10/31/23	2,081	2,081	2,062
CSafe Acquisition Co., Inc.	(e)	Capital Goods	L+725	1.0%	10/31/23	1,117	1,117	1,107
Dade Paper & Bag, LLC		Capital Goods	L+750	1.0%	6/10/24	3,344	3,344	3,461
Empire Today, LLC		Retailing	L+800	1.0%	11/17/22	2,970	2,970	3,000
FullBeauty Brands Holdings Corp.		Consumer Durables & Apparel	L+800	1.0%	10/14/20	7,000	7,000	6,912
Hudson Technologies Co.	(g)	Commercial & Professional Services	L+725	1.0%	10/10/23	5,707	5,707	5,785
Hudson Technologies Co.	(e)(g)	Commercial & Professional Services	L+725	1.0%	10/10/23	1,359	1,359	1,377
Icynene U.S. Acquisition Corp.		Materials	L+700	1.0%	11/30/24	7,000	7,000	7,001
JSS Holdings, Inc.		Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	9,961	9,871	10,115
JSS Holdings, Inc.	(e)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	1,818	1,818	1,846
Kodiak BP, LLC		Capital Goods	L+725	1.0%	12/1/24	10,515	10,515	10,541
Kodiak BP, LLC	(e)	Capital Goods	L+725	1.0%	12/1/24	3,030	3,030	3,038
North Haven Cadence Buyer, Inc.	(e)	Consumer Services	L+500	1.0%	9/2/21	188	187	188
North Haven Cadence Buyer, Inc.		Consumer Services	L+810	1.0%	9/2/22	5,537	5,537	5,641
North Haven Cadence Buyer, Inc.	(e)	Consumer Services	L+750	1.0%	9/2/22	708	708	722
Power Distribution, Inc.		Capital Goods	L+725	1.3%	1/25/23	4,988	4,988	5,063
Propulsion Acquisition, LLC		Commercial & Professional Services	L+600	1.0%	7/13/21	8,366	8,257	8,283
Safariland, LLC		Capital Goods	L+768	1.1%	11/18/23	4,766	4,766	4,831
Safariland, LLC	(e)	Capital Goods	L+725	1.1%	11/18/23	1,285	1,285	1,303
Sequel Youth and Family Services, LLC		Health Care Equipment & Services	L+778	1.0%	9/1/22	8,235	8,235	8,311
Sequel Youth and Family Services, LLC	(e)	Health Care Equipment & Services	L+700	1.0%	9/1/22	412	412	416
SSC (Lux) Limited S.à r.l.	(g)	Health Care Equipment & Services	L+750	1.0%	9/10/24	4,545	4,545	4,636
Strike, LLC		Energy	L+800	1.0%	5/30/19	1,866	1,842	1,875
Trace3, LLC		Software & Services	L+775	1.0%	6/6/23	2,488	2,487	2,547
USI Senior Holdings, Inc.		Capital Goods	L+779	1.0%	1/5/22	5,144	5,144	5,173
USI Senior Holdings, Inc.	(e)	Capital Goods	L+725	1.0%	1/5/22	1,047	1,047	1,053
Westbridge Technologies, Inc.		Software & Services	L+850	1.0%	4/28/23	2,963	2,908	2,940
See notes to consolidated financial statements.

FS Investment Corporation IV
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
York Risk Services Holding Corp.		Insurance	L+375	1.0%	10/1/21	$990	$983	$971
Total Senior Secured Loans—First Lien							147,136	148,813
Unfunded Loan Commitments							(11,076)	(11,076)
Net Senior Secured Loans—First Lien							136,060	137,737
Senior Secured Loans—Second Lien—10.1%
Casablanca US Holdings Inc.		Consumer Services	L+900	1.0%	3/31/25	8,337	8,062	8,535
Chisholm Oil and Gas Operating, LLC		Energy	L+800	1.0%	3/21/24	6,000	6,000	5,999
JW Aluminum Co.		Materials	L+850	0.8%	11/17/20	779	779	791
LBM Borrower, LLC		Capital Goods	L+925	1.0%	8/20/23	2,427	2,379	2,440
LTI Holdings, Inc.		Materials	L+875	1.0%	5/16/25	3,000	2,944	3,052
TKC Holdings, Inc.		Retailing	L+800	1.0%	2/1/24	8,500	8,487	8,564
TravelCLICK, Inc.		Software & Services	L+775	1.0%	11/6/21	6,009	6,026	6,039
Total Senior Secured Loans—Second Lien							34,677	35,420
Senior Secured Bonds—5.7%
AssuredPartners, Inc.	(f)	Insurance	7.0%		8/15/25	5,682	5,682	5,691
Avantor, Inc.	(f)	Materials	6.0%		10/1/24	1,282	1,282	1,284
Black Swan Energy Ltd.	(g)	Energy	9.0%		1/20/24	1,334	1,334	1,344
CSVC Acquisition Corp.	(f)	Diversified Financials	7.8%		6/15/25	9,183	9,183	8,839
Velvet Energy Ltd.	(g)	Energy	9.0%		10/5/23	3,000	3,000	3,038
Total Senior Secured Bonds							20,481	20,196
Subordinated Debt—20.3%
Ascent Resources Utica Holdings, LLC	(f)	Energy	10.0%		4/1/22	10,000	10,000	10,806
Avantor, Inc.	(f)	Materials	9.0%		10/1/25	12,500	12,502	12,430
CEC Entertainment, Inc.	(f)	Consumer Services	8.0%		2/15/22	7,297	6,911	6,905
Coveris Holdings S.A.	(f)(g)	Materials	7.9%		11/1/19	14,529	14,448	14,502
Covey Park Energy LLC	(f)	Energy	7.5%		5/15/25	1,667	1,667	1,741
Exterran Energy Solutions, L.P.	(f)(g)	Capital Goods	8.1%		5/1/25	5,143	5,143	5,554
Great Lakes Dredge & Dock Corp.	(f)(g)	Capital Goods	8.0%		5/15/22	7,000	7,000	7,353
P.F. Chang’s China Bistro, Inc.	(f)	Consumer Services	10.3%		6/30/20	4,000	3,659	3,666
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	10	10	11
York Risk Services Holding Corp.	(f)	Insurance	8.5%		10/1/22	8,695	8,245	8,564
Total Subordinated Debt							69,585	71,532

See notes to consolidated financial statements.

FS Investment Corporation IV
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Equity/Other—0.7%
ASG Everglades Holdings, Inc., Warrants, 6/27/2022	(h)	Software & Services	12,081	$344	$331
Chisholm Oil and Gas, LLC, Series A Units	(h)(i)	Energy	70,947	71	71
CSF Group Holdings, Inc., Common Equity	(h)	Capital Goods	17,400	17	12
Escape Velocity Holdings, Inc., Common Equity	(h)	Software & Services	1,545	15	36
H.I.G. Empire Holdco, Inc., Common Equity	(h)	Retailing	14	41	41
JSS Holdco, LLC, Net Profits Interest	(h)	Capital Goods	—	—	69
JW Aluminum Co., Common Equity	(h)	Materials	18	—	—
JW Aluminum Co., Preferred Equity	(h)	Materials	83	295	827
North Haven Cadence TopCo, LLC, Common Equity	(h)	Consumer Services	208,333	208	323
PDI Parent LLC, Common Equity	(h)	Capital Goods	230,769	231	242
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services	4	40	61
SSC Holdco Limited, Common Equity	(g)(h)	Health Care Equipment & Services	11,364	227	272
Total Equity/Other				1,489	2,285
TOTAL INVESTMENTS—76.0%				$262,292	267,170
OTHER ASSETS IN EXCESS OF LIABILITIES—24.0%					84,367
NET ASSETS—100.0%					$351,537

Total Return Swap		Notional Amount	Unrealized Appreciation
Citibank TRS Facility (Note 8)	(g)	$151,866	$868

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2017, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 1.69%. PIK means paid-in-kind.

(c)
Denominated in U.S. dollars unless otherwise noted.

(d)
Investments classified as Level 3 in the Company’s fair value hierarchy whereby fair value was determined by the Company’s board of directors, unless otherwise noted (see Note 7).

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

(g)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2017, 88.1% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 88.6% of the Company’s total assets represented qualifying assets as of December 31, 2017.

(h)
Security is non-income producing.

(i)
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

____________________________________
(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2016, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 1.00%. PIK means paid-in-kind.

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

FS Investment Corporation IV
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Investment Corporation IV, or the Company, was incorporated under the general corporation laws of the State of Maryland on February 25, 2015 and formally commenced investment operations on January 6, 2016 upon raising gross proceeds in excess of  $1,000, or the minimum offering requirement, from sales of shares of its Class T common stock in its continuous public offering to persons who were not affiliated with the Company or the Company’s investment adviser, FSIC IV Advisor, LLC, or FSIC IV Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, and an affiliate of the Company. Prior to satisfying the minimum offering requirement, the Company had no operations except for matters relating to its organization. In November 2017, the Company closed its continuous public offering of Class T common stock to new investors.
The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2017, the Company had two wholly-owned subsidiaries through which it has entered into financing arrangements, one wholly-owned subsidiary through which it holds interests in a certain non-controlled and non-affiliated portfolio company and one wholly-owned subsidiary through which it may in the future enter into a financing arrangement. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2017. All significant intercompany transactions have been eliminated in consolidation.
The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of  $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in the Company’s target companies, generally in conjunction with one of the Company’s debt investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC IV Advisor will seek to tailor the Company’s investment focus as market conditions evolve. Depending on market conditions, the Company may increase or decrease its exposure to less senior portions of the capital structure or otherwise make opportunistic investments.
As the Company previously announced on December 11, 2017, GSO/Blackstone Debt Funds Management LLC, or GDFM, intends to resign as the investment sub-adviser to the Company and terminate the investment sub-advisory agreement, or the investment sub-advisory agreement, between FSIC IV Advisor and GDFM, effective April 9, 2018. In connection with GDFM’s resignation as the investment sub-adviser to the Company, Franklin Square Holdings, L.P. (which does business as FS Investments), or FS Investments, and KKR Credit Advisors (US) LLC, or KKR Credit, desire to enter into a relationship whereby FS Investments and KKR Credit will create a premier alternative lending platform

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization (continued)

for certain BDCs sponsored, advised and/or sub-advised by them. Accordingly, FSIC IV Advisor, together with FB Income Advisor, LLC, FSIC II Advisor, LLC and FSIC III Advisor, LLC, or collectively the FS Advisor Entities, and KKR Credit and certain other parties have entered into a master transaction agreement setting out the terms of the relationship between FSIC IV Advisor and KKR Credit. In furtherance thereof, the Company desires to enter into (i) an investment advisory agreement with FSIC IV Advisor and an investment advisory agreement with KKR Credit, pursuant to which FSIC IV Advisor and KKR Credit would act as investment co-advisers to the Company and/or (ii) an investment advisory agreement with FS/KKR Advisor, LLC, or FS/KKR Advisor, a newly-formed investment adviser jointly operated by an affiliate of FS Investments and by KKR Credit, pursuant to which FS/KKR Advisor would act as investment adviser to the Company.
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
The fair values of the Company’s investments are determined in good faith by the Company’s board of directors. The Company’s board of directors is responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process. The Company’s board of directors has delegated day-to-day responsibility for implementing its valuation policy to FSIC IV Advisor’s management team, and has authorized FSIC IV Advisor’s management team to utilize independent third-party valuation and pricing services that have been approved by the Company’s board of directors. The Company’s valuation committee is responsible for overseeing FSIC IV Advisor’s implementation of the valuation process.
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
In May 2014, the Financial Accounting Standards Board, or the FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides for revenue recognition based on the consideration to which an entity expects to be entitled in exchange for transferring goods or services to a customer. When it becomes effective, the new revenue recognition guidance in ASU No. 2014-09 will replace most revenue recognition guidance under existing GAAP. In 2016, the FASB issued additional guidance that clarified, amended and technically corrected prior revenue recognition guidance. The new revenue recognition guidance applies to all entities and all contracts with customers to provide goods or services in the ordinary course of business, excluding, among other things, financial instruments as well as certain other contractual rights and obligations. For public entities, the new standards are effective during the interim and annual periods beginning after December 15, 2017, with early adoption permitted. The standards permit the use of either the retrospective or cumulative effect transition method. As a result, the Company is required to adopt the new guidance as of January 1, 2018 and expects to do so using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption.
In connection with its evaluation of the impact of the new revenue recognition guidance on its revenue recognition polices for structuring and other non-recurring upfront fees, the Company has performed an analysis to identify contracts with customers within the scope of the new revenue recognition guidance and to determine the related performance obligation and transaction price. Under the new revenue recognition guidance, the Company expects to recognize revenue for in-scope contracts based on the transaction price as the performance obligation is fulfilled. In its analysis, the Company considered, among other matters, the nature of the performance obligation and constraints on including variable consideration in the transaction price. In addition, the Company considered the costs incurred to obtain and fulfill in-scope contracts with customers to determine whether such costs would be required to be capitalized. Based on its analysis, the Company expects to provide additional revenue recognition disclosures required under the new standard but does not otherwise expect a material effect on its consolidated financial statements.

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
The Company “looks through” its total return swap, or TRS, in calculating the capital gains incentive fee. Under this methodology, the portion of the net settlement payments received by the Company pursuant to the TRS which would have represented net investment income to the Company had the Company held the loans underlying the TRS directly is treated as net investment income subject to the subordinated incentive fee on income payable to FSIC IV Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans underlying the TRS further reduces the capital gains incentive fee payable to FSIC IV Advisor with respect to realized gains. See Note 8 for additional information regarding the Company’s TRS.
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
Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as the Company raises proceeds in its continuous public offering. During the year ended December 31, 2016, the Company expensed $317 of organization costs as it raised proceeds in its continuous public offering, which commenced on January 6, 2016. During the period from February 25, 2015 (Inception) to December 31, 2015, the Company incurred organization costs of  $317 which were paid on the Company’s behalf by FS Investments, the Company’s sponsor and an affiliate of FSIC IV Advisor (see Note 4).
Offering Costs: Offering costs include, among other things, marketing expenses and printing, legal fees, certain government and regulatory affairs activities, and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the Company’s Registration Statement on Form N-2 and salaries and direct expenses of FSIC IV Advisor’s personnel, employees of its affiliates and others while engaged in such activities. The Company will defer and amortize such costs as an expense over twelve months as the Company raises proceeds in its continuous public offering. During the years ended December 31, 2017 and 2016, the Company expensed $1,392 and $875, respectively, of offering costs as it raised proceeds in its continuous public offering, which commenced on January 6, 2016. During the year ended December 31, 2017 and the period from February 25, 2015 (Inception) to December 31, 2016, the Company incurred offering costs of  $2,804 and $6,554, respectively, which were paid on the Company’s behalf by FS Investments (see Note 4). In November 2017, the Company closed its continuous public offering to new investors.
Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC IV Advisor became entitled to receive up to 0.75% of gross proceeds raised in the Company’s continuous public offering until all organization and offering costs funded by FSIC IV Advisor or its affiliates (including FS Investments) have been recovered.
Income Taxes: The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements, as well as distribute to its stockholders, for each tax year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC tax status each tax year and to not pay any U.S. federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute in respect of each calendar year an amount at least equal to the sum of 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes.
Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the year ended December 31, 2017, the period from January 6, 2016 (Commencement of Operations) through December 31, 2016 and the period from February 25, 2015 (Inception) to December 31, 2015, the Company did not incur any interest or penalties.
The Company has analyzed the tax positions taken on federal and state income tax returns for all open tax years, and has concluded that no provision for income tax for uncertain tax positions is required in the Company’s consolidated financial statements. The Company’s federal and state income and federal excise tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the Internal Revenue Service and state departments of revenue.
Distributions: Distributions to the Company’s stockholders are recorded as of the record date. Subject to applicable legal restrictions and the sole discretion of the Company’s board of directors, the Company currently intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis to Class T stockholders of record, determined on a monthly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.
Reclassifications: Certain amounts in the consolidated financial statements for the period from January 6, 2016 (Commencement of Operations) through December 31, 2016 may have been reclassified to conform to the classification used to prepare the consolidated financial statements for the year ended December 31, 2017. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.
Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2017 and 2016:
	Year Ended December 31,
	2017		2016
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	16,045,353	$185,502	14,532,974	$158,913
Reinvestment of Distributions	971,003	10,811	249,435	2,697
Total Gross Proceeds	17,016,356	196,313	14,782,409	161,610
Upfront Selling Commissions and Dealer Manager Fees(1)	—	(7,218)	—	(3,275)
Net Proceeds to Company	17,016,356	189,095	14,782,409	158,335
Repurchases of Common Stock(2)	(184,551)	(2,052)	(19,738)	(213)
Net Proceeds from Share Transactions	16,831,805	$187,043	14,762,671	$158,122

(1)
Effective January 25, 2017, in connection with certain changes to the Company’s plan of distribution, FS Investment Solutions, LLC (formerly FS2 Capital Partners, LLC), or FS Investment Solutions, the dealer manager for the Company’s continuous public offering and an affiliate of the Company, began receiving upfront selling commissions of up to 3.00% and dealer manager fees of up to 1.25% of the gross proceeds received on Class T shares sold in the offering. All of the upfront selling commissions and all or a portion of the dealer manager fees were reallowed to selected broker-dealers and financial representatives. Prior to January 25, 2017, Class T shares were subject to upfront selling commissions of up to 2.20% of gross proceeds and were not subject to dealer manager fees.

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

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

Public Offering of Shares
In November 2017, the Company closed its continuous public offering of Class T common stock to new investors. The Company has issued 31,615,058 shares of Class T common stock for gross proceeds of $355,912 in its continuous public offering, including Class T common stock issued pursuant to its distribution reinvestment plan. Following the closing of the Company’s continuous public offering, the Company continues to issue shares pursuant to its distribution reinvestment plan. As of March 9, 2018, the Company had raised total gross proceeds of  $360,277, including $200 of seed capital contributed by the principal of FSIC IV Advisor in February 2015 and $9,539 in gross proceeds from the principal of FSIC IV Advisor, members of the Company’s board of directors and other individuals and entities affiliated with FSIC IV Advisor and GSO/Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser (see Note 4). During the period from January 1, 2018 to March 9, 2018, the Company issued 193,096 shares of Class T common stock pursuant to its distribution reinvestment plan for gross proceeds of  $2,154.
The proceeds from the issuance of common stock as presented on the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of upfront selling commissions and dealer manager fees of  $7,218 and $3,275 for the years ended December 31, 2017 and 2016, respectively.
The Company has submitted to the SEC an application for an exemptive order to permit it to offer multiple classes of common stock. In the event the Company obtains such relief, it may recommence its offering to offer multiple classes of common stock, with each class having a different upfront sales load and fee and expense structure. There can be no assurance that the Company will receive an exemptive order from the SEC.
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

Historically, the Company limited the number of shares of common stock to be repurchased during any calendar year to the lesser of  (i) the number of shares of common stock it can repurchase with the proceeds it receives from the issuance of shares of its common stock under its distribution reinvestment plan and (ii) 10.0% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter. On May 9, 2017, the Company’s board of directors amended the share repurchase program. As amended, the Company will limit the maximum number of

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

shares of common stock to be repurchased for any repurchase offer to the greater of  (A) the number of shares of common stock that the Company can repurchase with the proceeds it has received from the sale of shares of common stock under its distribution reinvestment plan during the twelve-month period ending on the date the applicable repurchase offer expires (less the amount of proceeds used to repurchase shares of common stock on each previous repurchase date for repurchase offers conducted during such twelve-month period) (the Company refers to this limitation as the twelve-month repurchase limitation) and (B) the number of shares of common stock that the Company can repurchase with the proceeds it receives from the sale of shares of common stock under its distribution reinvestment plan during the three-month period ending on the date the applicable repurchase offer expires (the Company refers to this limitation as the three-month repurchase limitation). In addition to this limitation, the maximum number of shares of common stock to be repurchased for any repurchase offer will also be limited to 10.0% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter. As a result, the maximum number of shares of common stock to be repurchased for any repurchase offer will not exceed the lesser of  (i) 10.0% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter, and (ii) whichever is greater of the twelve-month repurchase limitation described in clause (A) above and the three-month repurchase limitation described in clause (B) above. The purpose of this amendment was to provide the potential for the repurchase of a greater number of shares of common stock under the share repurchase program, particularly in the early quarters of the calendar year, in light of the limitation relating to proceeds received in connection with the Company’s distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. The Company’s board of directors reserves the right, in its sole discretion, to limit the number of shares to be repurchased for each class by applying the limitations on the number of shares to be repurchased, noted above, on a per class basis at any time upon 30 days’ notice.
On October 13, 2017, the Company further amended the terms of its share repurchase program, or the amended share repurchase program, which was first effective for the Company’s quarterly repurchase offer for the fourth quarter of 2017. Prior to amending the share repurchase program, the Company offered to repurchase shares of its common stock on a quarterly basis at a repurchase price equal to the net offering price in effect on each date of repurchase. Under the amended share repurchase program, the Company intends to offer to repurchase shares of its common stock at a repurchase price equal to the price at which shares of its common stock are issued pursuant to the Company’s distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. See Note 5 for additional information regarding the Company’s distribution reinvestment plan.
Prior to January 25, 2017, if a stockholder tendered his or her shares for repurchase by the Company, such shares were subject to a contingent deferred sales charge of 3.90% which was calculated based upon the lesser of the estimated value of Class T shares as of the date of repurchase and the public offering price at the time such shares were purchased. The contingent deferred sales charge was not payable with respect to shares issued under the Company’s distribution reinvestment plan. Beginning with the tender offer conducted in the calendar quarter ended March 31, 2017, shares were no longer subject to a contingent deferred sales charge.

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of its common stock pursuant to its share repurchase program during the years ended December 31, 2017 and 2016:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share(1)	Aggregate Consideration for Repurchased Shares
Fiscal 2016
June 30, 2016	July 6, 2016	10,521	100%	0.15%	$10.7091	$113
September 30, 2016	October 5, 2016	9,217	100%	0.09%	$10.8558	100
Total		19,738				$213
Fiscal 2017
December 31, 2016	January 4, 2017	24,998	100%	0.17%	$10.9536	$274
March 31, 2017	April 5, 2017	41,792	100%	0.22%	$11.1070	464
June 30, 2017	July 5, 2017	67,947	100%	0.27%	$11.1549	758
September 30, 2017	October 4, 2017	49,814	100%	0.18%	$11.1549	556
Total		184,551				$2,052

(1)
On October 13, 2017, and in connection with the closing of its continuous public offering, the Company amended the terms of its share repurchase program, which was first effective for the Company’s quarterly repurchase offer for the fourth quarter of 2017 to provide that shares repurchased under the program would be repurchased at a price determined as described above. Prior to amending the share repurchase program, the Company offered to repurchase common shares at a price equal to the net offering price in effect on the date of repurchase.

On January 10, 2018, the Company repurchased 113,036 shares of common stock (representing 100% of the shares of common stock tendered for repurchase and 0.36% of the shares outstanding as of such date) at $11.1549 per share for aggregate consideration totaling $1,261.
Note 4. Related Party Transactions
Compensation of the Investment Adviser and Dealer Manager
Pursuant to the investment advisory and administrative services agreement, FSIC IV Advisor is entitled to an annual base management fee of 2.0% of the average weekly value of the Company’s gross assets (gross assets equal the total assets of the Company set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. The Company commenced accruing fees under the investment advisory and administrative services agreement on January 6, 2016, upon commencement of the Company’s investment operations. Base management fees are paid on a quarterly basis in arrears. Effective February 1, 2017, FSIC IV Advisor has contractually agreed to permanently waive 0.25% of its base management fee so that the fee received equals 1.75% of the average weekly value of the Company’s gross assets. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that FSIC IV Advisor may be entitled to under the investment advisory and administrative services agreement.
The investment sub-advisory agreement provides that GDFM is entitled to receive 50% of all management and incentive fees payable to FSIC IV Advisor under the investment advisory and administrative services agreement with respect to each year, subject to the waiver of any fees by GDFM.

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The Company reimburses FSIC IV Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FSIC IV Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments, the Company’s sponsor and an affiliate of FSIC IV Advisor, providing administrative services to the Company on behalf of FSIC IV Advisor. The amount of this reimbursement is set at the lesser of  (1) FSIC IV Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. Due to the Company’s relatively small asset base, for the fiscal year ended December 31, 2017, the amount of the allocated expenses to be reimbursed was subject to a monthly minimum of  $20 to reflect the fact that there was a minimum amount of administrative service performed on the Company’s behalf by FS Investments personnel. FSIC IV Advisor allocates the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of FSIC IV Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to FSIC IV Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The Company does not reimburse FSIC IV Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC IV Advisor.
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
Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, FS Investments funded the Company’s organization and offering costs. Following this period, the Company has paid certain of its organization and offering costs directly and has reimbursed FSIC IV Advisor for offering costs incurred by FSIC IV Advisor on the Company’s behalf, including marketing expenses, with respect to salaries and other direct expenses of FSIC IV Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock. On January 6, 2016, the investment advisory and administrative services agreement became effective upon satisfaction of the minimum offering requirement, and FSIC IV Advisor became entitled to receive up to 0.75% of the gross proceeds raised in the Company’s continuous public offering until all organization and offering costs incurred have been recovered. As the Company reimburses FSIC IV Advisor for such costs, organization costs are charged to expense and offering costs are deferred and amortized to expense over twelve months.
FS Investments funded certain of the Company’s organization and offering costs in the amounts of $2,804 and $6,871, respectively, for the year ended December 31, 2017 and the period from February 25, 2015 (Inception) to December 31, 2016. Under the investment advisory and administrative services

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

agreement, there was no liability on the Company’s part for the organization and offering costs funded by FSIC IV Advisor or its affiliates (including FS Investments) until the Company satisfied the minimum offering requirement on January 6, 2016. Since commencing its continuous public offering and through December 31, 2017, the Company has paid total reimbursements of  $2,584 to FSIC IV Advisor and its affiliates for organization and offering costs funded by them. Following the closing of the Company’s continuous public offering to new investors in November 2017, no amounts remain reimbursable to FS Investments and its affiliates under this arrangement.
The dealer manager for the Company’s continuous public offering is FS Investment Solutions, which is one of the Company’s affiliates. Prior to the closing of the Company’s continuous public offering, the dealer manager was entitled under a second amended and restated dealer manager agreement, dated as of January 25, 2017, among the Company, FSIC IV Advisor and FS Investment Solutions, to receive upfront selling commissions and dealer manager fees in connection with the sale of shares of common stock in the Company’s continuous public offering, all or a portion of which could be reallowed to selected broker-dealers and financial representatives. The dealer manager reallowed to selected broker dealers and other financial representatives the upfront selling commissions and dealer manager fees, as applicable, it was entitled to receive during the years ended December 31, 2017 and 2016, unless otherwise noted in the table below.
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
The annual distribution fees accrues daily commencing upon the initial sale of shares of common stock in the Company’s continuous public offering until an investor reaches the sales charge cap, as defined below. The accrual as of and for the year ended December 31, 2017 reflects amounts beginning with the initial sale of shares of common stock in the Company’s continuous public offering through December 31, 2017. The annual distribution fees are payable with respect to all shares of Class T common stock, other than shares issued under the Company’s distribution reinvestment plan. The annual distribution fees will terminate for all Class T stockholders upon a liquidity event. In addition, the Company will stop paying the annual distribution fees with respect to any outstanding Class T share when the total underwriting compensation from the upfront selling commissions, dealer manager fees and annual distribution fees attributable to any share equals 7.25% of gross offering proceeds, or the sales charge cap. The sales charge cap applicable to certain shares, including shares sold prior to January 25, 2017, will be reduced by the amount of any upfront sales load that is waived for such shares or to otherwise account for any lower upfront sales load paid by an investor with respect to such shares.

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
The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement, amounts recouped by FS Investments under the expense reimbursement agreement, as defined below, and fees that FS Investment Solutions received pursuant to the Company’s distribution plan and share repurchase program during the years ended December 31, 2017 and 2016:
			Year Ended December 31,
Related Party	Source	Description	2017	2016
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$5,151	$1,704
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$1,164	$1,302
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$340	$291
FSIC IV Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$1,392	$875
FSIC IV Advisor	Expense Support and Conditional Reimbursement Agreement	Expense Recoupment(5)	$666	$—
FS Investment Solutions	Distribution Plan	Distribution Fees(6)	$102	$—
FS Investment Solutions	Share Repurchase Program	Contingent Deferred Sales Charge(7)	$10	$8

(1)
FSIC IV Advisor has contractually agreed, effective February 1, 2017, to permanently waive 0.25% of its base management fee to which it is entitled under the investment advisory and administrative services agreement so that the fee received equals 1.75% of the average weekly value of the Company’s gross assets. As a result, the amount shown for the year ended December 31, 2017 is net of waivers of  $696. During the years ended December 31, 2017 and 2016, $4,371 and $588 in base management fees were paid to FSIC IV Advisor, respectively. During the year ended December 31, 2016, $300 in base management fees were applied to offset the liability of FS Investments under the expense reimbursement agreement (see “—Expense Reimbursement” below). As of December 31, 2017, $1,596 in base management fees were payable to FSIC IV Advisor.

(2)
During the years ended December 31, 2017 and 2016, the Company accrued capital gains incentive fees of  $1,164 and $1,302, respectively, based on the performance of its portfolio. As of December 31, 2017 and 2016, the Company had accrued $1,981 and $1,302, respectively, in capital gains incentive fees, of which $1,742 and $817, respectively, was based on unrealized gains and $239 and $485, respectively, was based on realized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. The Company paid FSIC IV Advisor $485 in capital gains incentive fees during the year ended December 31, 2017. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(3)
During the years ended December 31, 2017 and 2016, $285 and $236, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC IV Advisor and the remainder related to other reimbursable expenses. The Company paid $473 and $111 in administrative services expenses to FSIC IV Advisor during the years ended December 31, 2017 and 2016, respectively.

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

(4)
During the years ended December 31, 2017 and 2016, the Company expensed offering costs of  $1,392 and $875, respectively, all of which related to reimbursements to FSIC IV Advisor for offering costs incurred on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC IV Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock.

(5)
During the year ended December 31, 2017, the Company accrued $666 for expense recoupments payable to FSIC IV Advisor under the expense reimbursement agreement (see “—Expense Reimbursement” below). During the year ended December 31, 2017, the Company paid $666 to FSIC IV Advisor. As of December 31, 2017, the Company did not have any expense recoupments payable to FSIC IV Advisor.

(6)
Represents the distribution fees retained by FS Investment Solutions and not reallowed to selected broker-dealers or financial representatives.

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
As of March 9, 2018, the Company issued an aggregate of 913,180 shares of Class T common stock for aggregate gross proceeds of  $9,539 to the principals of FSIC IV Advisor, members of the Company’s board of directors and other individuals and entities affiliated with FSIC IV Advisor and GDFM, including shares of Class T common stock sold to Mr. Forman in February 2015.
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
Co-Investment Exemptive Relief
As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, or the Order, the SEC granted exemptive relief to affiliates of the Company, upon which the Company may rely, and which permits the Company, subject to the satisfaction of certain

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC IV Advisor, including FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation II, FS Investment Corporation III and any future BDCs that are advised by FSIC IV Advisor or its affiliated investment advisers, or collectively the Company’s co-investment affiliates. However, in connection with the potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor, and in an effort to mitigate potential future conflicts of interest, the Company’s board of directors has authorized and directed that the Company exercise its rights under the Order to decline to participate in any new potential co-investment transaction pursuant to the Order that would be within the then-current investment objectives and strategies of the Company unless sourced by GDFM, KKR Credit or FS/KKR Advisor. The Company believes this relief has and may continue to enhance its ability to further its investment objectives and strategies. The Company believes this relief may also increase favorable investment opportunities for it, in part, by allowing it to participate in larger investments, together with its co-investment affiliates, than would be available to the Company if such relief had not been obtained. Because the Company’s affiliates did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, the Company is permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance (e.g., where price is the only negotiated term).
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
During the year ended December 31, 2017, the Company did not accrue any amounts for expense reimbursements that FS Investments has agreed to pay. During the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, the Company accrued $666 for expense reimbursements that FS Investments agreed to pay. These reimbursements were funded, in part, through the offset of management fees payable by the Company to FSIC IV Advisor. As of December 31, 2017, the Company did not have any reimbursements due from FS Investments.
As discussed above, under the expense reimbursement agreement, amounts reimbursed to the Company by FS Investments may become subject to repayment by the Company in the future. During the year ended December 31, 2017, the Company repaid $666 of expense recoupments to FS Investments. As of December 31, 2017, the Company did not have any expense recoupments due to FS Investments and no further amounts remain subject to repayment by the Company to FS Investments in the future.
FS Investments is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and FS Investments’ co-founder, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of the Company’s expenses in future quarters. Upon entry into the investment co-advisory agreements or the joint advisor investment advisory agreement, FS Investments intends to terminate the expense reimbursement agreement and enter into a new expense support and conditional reimbursement agreement with the Company and KKR on substantially similar terms.
FS Benefit Trust
FS Benefit Trust, or FS Trust, was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of FS Investments and its affiliates. During the year ended

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

December 31, 2016, FS Trust purchased $1 of the Company’s shares of common stock at a purchase price equal to 97.80% of the public offering price in effect on the purchase date.
Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared and paid to stockholders on its common stock during the years ended December 31, 2017 and 2016:
	Distribution(1)
For the Year Ended December 31,	Per Share	Amount
2016	$0.64010	$4,443
2017(2)	$0.73902	$17,642

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

Subject to applicable legal restrictions and the sole discretion of the Company’s board of directors, the Company declares regular gross cash distributions on a quarterly basis and pays such distributions on a monthly basis to stockholders of record, as determined on a monthly basis. The gross amount declared includes the portion of the annual distribution fee amount, which is an expense of the Company and not paid to stockholders. These distributions, less the annual distribution fee amount, have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. On November 6, 2017 and March 8, 2018, the Company’s board of directors declared regular monthly cash distributions for January 2018 through March 2018 and April 2018 through June 2018, respectively, each in the gross amount of  $0.067258 per share. These distributions, less the annual distribution fee amount, have been or will be paid monthly to Class T stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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
On October 13, 2017, the Company amended and restated its distribution reinvestment plan, or the amended distribution reinvestment plan, which first applied to the reinvestment of cash distributions paid on or after November 29, 2017. Under the original distribution reinvestment plan, cash distributions to participating stockholders were reinvested in additional shares of the Company’s common stock at a purchase price equal to the net offering price in effect on the date of issuance. Under the amended distribution reinvestment plan, cash distributions to participating stockholders will be reinvested in additional shares of the Company’s common stock at a purchase price determined by the Company’s board of directors or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per share of the Company’s common stock as determined in good faith by the Company’s board of directors or

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per share of the Company’s common stock as of such date. Although distributions paid in the form of additional shares of common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders who elect to participate in the Company’s distribution reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Stockholders receiving distributions in the form of additional shares of common stock will be treated as receiving a distribution in the amount of the fair market value of the Company’s shares of common stock.
The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the Company’s distribution reinvestment plan, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from FS Investments. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.
For a period of time following commencement of the Company’s continuous public offering, which time period may be significant, substantial portions of the Company’s distributions have been, and may in the future, be funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through the waiver of certain investment advisory fees by FSIC IV Advisor, that are subject to repayment by the Company within three years. The purpose of this arrangement is to ensure that no portion of the Company’s distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or FS Investments continues to make such reimbursements or waivers of such fees. The Company’s future repayments of amounts reimbursed or waived by FS Investments or its affiliates will reduce the distributions that stockholders would otherwise receive in the future. FS Investments and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. No portion of the distributions paid during the year ended December 31, 2017 was funded through the reimbursement of operating expenses by FS Investments. During the year ended December 31, 2016, If FS Investments had not reimbursed certain of the Company’s expenses, 15% of the aggregate amount of distributions paid would have been funded from offering proceeds or borrowings.

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions paid to stockholders on a tax basis that the Company has paid on its common stock during the years ended December 31, 2017 and 2016:
	Year Ended December 31,
	2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	15,610	88%	2,673	60%
Short-term capital gains proceeds from the sale of assets	2,032	12%	1,104	25%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	666	15%
Total	$17,642	100%	$4,443	100%

(1)
During the years ended December 31, 2017 and 2016, 98.4% and 94.6%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.4% and 4.5%, respectively, was attributable to non-cash accretion of discount and 0.2% and 0.9%, respectively, was attributable to paid-in-kind interest, or PIK, interest.

The Company’s net investment income on a tax basis for the years ended December 31, 2017 and 2016 was $16,516 and $3,339, respectively. As of December 31, 2017 and 2016, the Company had $6,277 and $2,032, respectively, of undistributed net investment income and accumulated undistributed net realized gains on a tax basis.
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
The following table sets forth a reconciliation between GAAP-basis net investment income (loss) and tax-basis net investment income during the years ended December 31, 2017 and 2016:
	Year Ended December 31,
	2017	2016
GAAP-basis net investment income (loss)	$6,149	$(1,765)
Reversal of incentive fee accrual on unrealized gains	925	817
Reclassification of unamortized original issue discount, amendment fees and prepayment fees	(860)	(166)
Tax-basis net investment income portion of total return swap payments	7,714	2,932
Accretion of discount on total return swap	755	309
Nondeductible offering costs	1,392	—
Other miscellaneous differences	441	1,212
Tax-basis net investment income	$16,516	$3,339

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2017, the Company increased accumulated undistributed (distributions in excess of) net investment income by $8,408 and reduced

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

accumulated undistributed net realized gains (losses) on investments and total return swap and capital in excess of par value by $6,854 and $1,554, respectively. During the year ended December 31, 2016, the Company increased accumulated undistributed (distributions in excess of) net investment income by $3,681, and reduced accumulated undistributed net realized gains (losses) on investments and total return swap and capital in excess of par value by $2,766 and $915, respectively.
The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.
As of December 31, 2017 and 2016, the components of accumulated earnings on a tax basis were as follows:
	December 31,
	2017	2016
Distributable ordinary income (net investment income and short-term capital gains)	$5,882	$2,032
Distributable capital gains (accumulated capital losses)	395	—
Other temporary differences	(2,318)	(1,114)
Net unrealized appreciation (depreciation) on investments and total return swap(1)	4,682	3,671
Total	$8,641	$4,589

(1)
As of December 31, 2017 and 2016, the gross unrealized appreciation on the Company’s investments and TRS was $5,256 and $3,725, respectively, and the gross unrealized depreciation on the Company’s investments was $574 and $54, respectively.

The aggregate cost of the Company’s investments, including the accretion of discount on the TRS, for U.S. federal income tax purposes totaled $263,356 and $62,061 as of December 31, 2017 and 2016, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s TRS, was $4,682 and $3,671 as of December 31, 2017 and 2016, respectively.
Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2017 and 2016:
	December 31, 2017			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$136,060	$137,737	51%	$40,917	$41,296	65%
Senior Secured Loans—Second Lien	34,677	35,420	13%	5,423	5,843	9%
Senior Secured Bonds	20,481	20,196	8%	2,000	2,045	3%
Subordinated Debt	69,585	71,532	27%	12,761	13,502	22%
Equity/Other	1,489	2,285	1%	651	624	1%
Total	$262,292	$267,170	100%	$61,752	$63,310	100%
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2017 and 2016 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8. The investments underlying the TRS had a notional amount and market value of  $151,866 and $151,348, respectively, as of December 31, 2017 and $110,444 and $112,411, respectively, as of December 31, 2016.

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

	December 31, 2017			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$252,241	$252,500	60%	$136,436	$138,354	79%
Senior Secured Loans—Second Lien	70,362	72,005	17%	20,348	21,196	12%
Senior Secured Bonds	20,481	20,196	5%	2,000	2,045	1%
Subordinated Debt	69,585	71,532	17%	12,761	13,502	8%
Equity/Other	1,489	2,285	1%	651	624	0%
Total	$414,158	$418,518	100%	$172,196	$175,721	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of December 31, 2017 and 2016, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2017, the Company had ten unfunded debt investments with aggregate unfunded commitments of  $11,076 and an unfunded equity/other commitment to purchase up to $4 in shares of Series A units of Chisholm Oil and Gas, LLC. As of December 31, 2016, the Company had seven unfunded debt investments with aggregate unfunded commitments of  $9,846. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s consolidated schedules of investments as of December 31, 2017 and 2016.

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2017 and 2016:
	December 31, 2017		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$—	—	$2,925	5%
Capital Goods	60,114	22%	11,696	19%
Commercial & Professional Services	26,622	10%	12,694	20%
Consumer Durables & Apparel	6,912	3%	—	—
Consumer Services	27,553	10%	17,880	28%
Diversified Financials	8,839	3%	1,988	3%
Energy	24,874	9%	2,044	3%
Food, Beverage & Tobacco	4,374	2%	—	—
Health Care Equipment & Services	13,223	5%	—	—
Insurance	15,226	6%	—	—
Materials	39,887	15%	—	—
Retailing	26,110	10%	3,069	5%
Software & Services	13,436	5%	11,014	17%
Total	$267,170	100%	$63,310	100%

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

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

As of December 31, 2017 and 2016, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:
Valuation Inputs	December 31, 2017		December 31, 2016
	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—	—
Level 3—Significant unobservable inputs	267,170	868	63,310	2,422
Total	$267,170	$868	$63,310	$2,422

The Company’s investments consist primarily of debt investments that are either acquired directly from the issuer or traded on an over-the-counter market for institutional investors. Debt investments, for which broker quotes are not available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, or revenues or, in limited instances, book value or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost, if the Company’s board of directors determines that the cost of such investment is the best indication of its fair value. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements. Except as described above, the Company values its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by independent third-party pricing services and screened for validity by such services.
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
The following is a reconciliation for the years ended December 31, 2017 and 2016 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Year Ended December 31, 2017
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$41,296	$5,843	$2,045	$13,502	$624	$63,310
Accretion of discount (amortization of premium)	111	362	(64)	195	—	604
Net realized gain (loss)	450	204	485	213	—	1,352
Net change in unrealized appreciation (depreciation)	1,298	323	(330)	1,206	823	3,320
Purchases	126,953	37,116	42,700	63,617	838	271,224
Paid-in-kind interest	31	—	—	1	—	32
Sales and repayments	(32,402)	(8,428)	(24,640)	(7,202)	—	(72,672)
Net transfers in or out of Level 3	—	—	—	—	—	—
Fair value at end of period	$137,737	$35,420	$20,196	$71,532	$2,285	$267,170
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$1,571	$701	$(352)	$1,320	$822	$4,062

	For the Year Ended December 31, 2016
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$—	$—	$—	$—	$—	$—
Accretion of discount (amortization of premium)	127	34	—	67	—	228
Net realized gain (loss)	707	357	—	47	—	1,111
Net change in unrealized appreciation (depreciation)	379	420	45	741	(27)	1,558
Purchases	116,537	16,470	2,000	24,104	692	159,803
Paid-in-kind interest	28	—	—	—	—	28
Sales and repayments	(76,482)	(11,438)	—	(11,457)	(41)	(99,418)
Net transfers in or out of Level 3	—	—	—	—	—	—
Fair value at end of period	$41,296	$5,843	$2,045	$13,502	$624	$63,310
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$379	$420	$45	$741	$(27)	$1,558

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the years ended December 31, 2017 and 2016 of the total return swap for which significant unobservable inputs (Level 3) were used in determining the fair value:
	For the Year Ended December 31,
	2017	2016
Fair value at beginning of period	$2,422	$—
Accretion of discount (amortization of premium)	—	—
Net realized gain (loss)	10,873	4,791
Net change in unrealized appreciation (depreciation)	(1,554)	2,422
Sales and repayments	(10,873)	(4,791)
Net transfers in or out of Level 3	—	—
Fair value at end of period	$868	$2,422
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to the total return swap still held at the reporting date	$(1,554)	$2,422

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2017 and 2016 were as follows:
Type of Investment	Fair Value at December 31, 2017	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$118,198	Market Comparables	Market Yield (%)	8.0% - 12.0%	9.2%
	19,539	Market Quotes	Indicative Dealer Quotes	97.7% - 101.5%	99.6%
Senior Secured Loans—Second Lien	6,790	Market Comparables	Market Yield (%)	8.3% - 11.7%	10.5%
	28,630	Market Quotes	Indicative Dealer Quotes	99.8% - 103.3%	101.3%
Senior Secured Bonds	4,382	Market Comparables	Market Yield (%)	7.7% - 10.2%	8.9%
	15,814	Market Quotes	Indicative Dealer Quotes	95.5% - 100.6%	98.0%
Subordinated Debt	11	Market Comparables	EBITDA Multiples (x)	10.5x - 11.0x	10.8x
	71,521	Market Quotes	Indicative Dealer Quotes	91.1% - 108.5%	101.2%
Equity/Other	2,285	Market Comparables	EBITDA Multiples (x)	5.5x - 23.5x	9.5x
		Option Valuation Model	Volatility (%)	30.0% - 30.0%	30.0%
Total	$267,170
Total Return Swap	$868	Market Quotes	Indicative Dealer Quotes	58.3% - 101.5%	97.4%
Type of Investment	Fair Value at December 31, 2016	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$21,315	Market Comparables	Market Yield (%)	8.0% - 10.5%	9.1%
	34	Other(2)	Other(2)	N/A	N/A
	13,697	Market Quotes	Indicative Dealer Quotes	97.0% - 101.5%	99.8%
	6,250	Cost	Cost	100% - 100%	100.0%
Senior Secured Loans—Second Lien	1,209	Market Comparables	Market Yield (%)	12.5% - 13.0%	12.8%
	4,634	Market Quotes	Indicative Dealer Quotes	93.5% - 98.5%	97.4%
Senior Secured Bonds	2,045	Market Comparables	Market Yield (%)	8.5% - 9.0%	8.8%
Subordinated Debt	9	Market Comparables	EBITDA Multiples (x)	9.3x - 10.3x	9.8x
	13,493	Market Quotes	Indicative Dealer Quotes	99.9% - 102.8%	101.5%
Equity/Other	624	Market Comparables	EBITDA Multiples (x)	7.0x - 14.3x	9.6x
Total	$63,310
Total Return Swap	$2,422	Market Quotes	Indicative Dealer Quotes	81.4% - 101.8%	97.6%

(1)
Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services, with the exception of investments in the Total Return Swap, which were valued by using the bid price from dealers on the date of the relevant period end. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.
(2)
Fair value based on expected outcome of proposed corporate transactions or other various factors.

Note 8. Financing Arrangements
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2017 and 2016:
	As of December 31, 2017
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility	Prime Brokerage	L+1.25%	$19,900	$30,100	September 27, 2018(1)
Citibank Total Return Swap	Total Return Swap	L+1.60%	$151,866	$23,134	N/A(2)
	As of December 31, 2016
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Total Return Swap	Total Return Swap	L+1.60%	$110,444	$14,556	N/A(3)

(1)
As described below, this facility generally is terminable upon 270 days’ notice by either party. As of December 31, 2017, neither party to the facility had provided notice of its intent to terminate the facility.

(2)
The TRS may be terminated by Cheltenham Funding at any time, subject to payment of an early termination fee if prior to the date 30 days before July 19, 2018 (January 19, 2018 as of December 31, 2017), or by Citibank on or after July 19, 2018 (January 19, 2018 as of December 31, 2017), in each case, in whole or in part, upon prior written notice to the other party.

(3)
The TRS may be terminated by Cheltenham Funding at any time, subject to payment of an early termination fee if prior to the date 30 days before July 19, 2017, or by Citibank on or after July 19, 2017, in each case, in whole or in part, upon prior written notice to the other party.

BNP Facility
On February 10, 2017, the Company’s wholly-owned, special-purpose financing subsidiary, Broomall Funding LLC, or Broomall Funding, entered into a committed facility arrangement, or the BNP facility, with BNP Paribas Prime Brokerage International, Ltd., or BNPP, pursuant to which Broomall Funding may borrow, beginning March 1, 2017, and from time to time thereafter, up to $50,000 from BNPP. Under the terms of the BNP facility, as amended, the maximum commitment financing available to Broomall Funding is $50,000, the interest rate payable on borrowings under the committed facility agreement is three-month LIBOR plus 125 basis points and the commitment fee payable under the committed facility agreement is (a) 65 basis points on unused amounts so long as 75% or more of the facility amount is utilized or (b) 85 basis points on unused amounts if less than 75% of the facility amount is utilized.
Broomall Funding’s obligations to BNPP under the BNP facility are secured by a first priority security interest in substantially all of the assets of Broomall Funding, including its portfolio of securities. The value of securities required to be pledged by Broomall Funding is determined in accordance with the margin requirements described in the BNP facility agreements. The obligations of Broomall Funding under the BNP facility are non-recourse to the Company and the Company’s exposure under the BNP facility is limited to the value of its investment in Broomall Funding.
Broomall Funding may terminate the committed facility agreement upon 270 days’ notice. Absent a default or facility termination event (or the ratings decline described in the following sentence), BNPP is required to provide Broomall Funding with 270 days’ notice prior to terminating or materially amending the committed facility agreement. BNPP has a cancellation right if BNP Paribas’ long-term credit rating declines three or more notches below its highest rating by any of Standard & Poor’s Financial Services LLC, or S&P, Moody’s Investors Service, Inc., or Moody’s, or Fitch Ratings, Inc., during the period commencing

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

on the closing date of the committed facility agreement and ending on the date of such long-term credit rating decline. Upon any such termination, BNPP is required to pay Broomall Funding a fee equal to 0.50% of the maximum amount of financing available on the termination date.
In connection with the BNP facility, Broomall Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The BNP facility agreements contain events of default and termination events customary for similar financing transactions, and additionally an event of default or termination event upon the termination of the investment advisory and administrative services agreement or if FSIC IV Advisor otherwise ceases to act as the Company’s investment adviser and is not immediately replaced by an affiliate or other investment adviser acceptable to BNPP.
The Company incurred costs in connection with obtaining the facility, which the Company recorded as deferred financing costs on the Company’s consolidated balance sheets and amortized to interest expense over the life of the facility. As of December 31, 2017, all of such deferred financing costs had been amortized to interest expense.
For the year ended December 31, 2017, the components of total interest expense for the BNP facility were as follows:
Year Ended December 31, 2017
Direct interest expense	$393
Non-usage fees	232
Amortization of deferred financing costs	75
Total interest expense	$700
For the year ended December 31, 2017, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:
Year Ended December 31, 2017
Cash paid for interest expense(1)	$550
Average borrowings under the facility(2)	$20,178
Effective interest rate on borrowings (including the effect of non-usage fees)	3.79%
Weighted average interest rate (including the effect of non-usage fees)(3)	3.84%

(1)
Interest is payable monthly in arrears and commenced on May 23, 2017.

(2)
Average borrowings were calculated for the period since the Company commenced borrowings thereunder to December 31, 2017.

(3)
Includes non-usage fees on the unused portion of the facility since the Company commenced borrowings thereunder to December 31, 2017.

Borrowings of Broomall Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Citibank Total Return Swap
Counterparty	Description	Termination Date	Value
Citibank	A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate.	Citibank may terminate the TRS on or after July 19, 2018 (January 19, 2018 as of December 31, 2017), unless certain specified events permit Citibank to terminate the TRS on an earlier date. Cheltenham Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank, subject to an early termination fee if prior to the date 30 days before July 19, 2018 (January 19, 2018 as of December 31, 2017).	$868
On January 19, 2016, the Company’s wholly-owned financing subsidiary, Cheltenham Funding, entered into a TRS for a portfolio of primarily senior secured floating rate loans with Citibank. The TRS, which has subsequently been amended multiple times to, among other things, increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS from $20,000 initially, to $175,000 and extend the date that Citibank or the Company may terminate the TRS any time on or after July 19, 2018 (January 19, 2018 as of December 31, 2017).
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
Pursuant to the terms of the TRS, Cheltenham Funding may select a portfolio of loans with a maximum aggregate notional amount (determined at the time each such loan becomes subject to the TRS) of  $175,000. Cheltenham Funding is required to initially cash collateralize a specified percentage of each loan included under the TRS in accordance with margin requirements described in the agreements between Cheltenham Funding and Citibank that collectively establish the TRS, or collectively, the TRS Agreement. Under the terms of the TRS, Cheltenham Funding has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS.
Each individual loan in the portfolio of loans subject to the TRS, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement, including a requirement that substantially all of the loans underlying the TRS be rated by Moody’s and S&P, and quoted by a nationally recognized pricing service. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Cheltenham Funding receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. Cheltenham Funding pays to Citibank interest at a rate equal to one-month LIBOR, plus (a) 1.60% per annum prior to the Portfolio Criteria Satisfaction Date and (b) thereafter, 1.50% per annum, in both cases on the utilized notional amount of the loans subject to the TRS.
Under the terms of the TRS, Cheltenham Funding may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying loans below a specified amount. The amount of collateral required to be posted by Cheltenham Funding is determined primarily on the basis of the aggregate value of the underlying loans. The terms of the TRS with Citibank, the counter-party, incorporate a master netting arrangement. If Cheltenham Funding enters into another derivative with the counter-party, it could be offset with the TRS. As of December 31, 2017, there were no other contracts to offset the TRS.
Except as required under the Guarantee, the Company has no contractual obligation to post any such additional collateral (as described above) or to make any interest payments to Citibank. When the Guarantee is no longer in effect and payment thereunder to satisfy Cheltenham Funding’s obligations is no longer required, the Company may, but is not obligated to, increase its equity investment in Cheltenham Funding for the purpose of funding any additional collateral or payment obligations for which Cheltenham Funding may become obligated during the term of the TRS. If the Company does not make any such additional investment in Cheltenham Funding and Cheltenham Funding fails to meet its obligations under the TRS, then Citibank will have the right to terminate the TRS and seize the cash collateral posted by Cheltenham Funding under the TRS. In the event of an early termination of the TRS prior to the ramp-down period, Cheltenham Funding would be required to pay an early termination fee. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Cheltenham Funding to Citibank for the period from the termination date through and including July 19, 2018 (January 19, 2018 as of December 31, 2017). Such monthly payments will equal the product of  (x) 85%, multiplied by (y) the maximum notional amount of the TRS ($175,000 as of December 31, 2017), multiplied by (z) 1.60% or 1.50% per annum, as applicable.
Cheltenham Funding will be required to pay an early termination fee to Citibank if it elects to terminate the TRS at any time before 30 days prior to July 19, 2018 (January 19, 2018 as of December 31, 2017). If the TRS had been terminated as of December 31, 2017, Cheltenham Funding would not have been required to pay an early termination fee. Other than during the first 90 days and last 30 days of the term of the TRS, Cheltenham Funding is required to pay a minimum usage fee if less than 85% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 85% but less than 100% of the maximum notional amount of the TRS is utilized.
As of December 31, 2017 and 2016, the fair value of the TRS was $868 and $2,422, respectively, which is reflected in the Company’s consolidated balance sheets as unrealized appreciation on total return swap. As of December 31, 2017 and 2016, the receivable due on the TRS was $795 and $977, respectively, which is reflected in the Company’s consolidated balance sheets as a receivable due on total return swap. As of December 31, 2017 and 2016, the Company posted $70,500 and $46,000, respectively, in cash collateral held by Citibank (of which only $57,806 and $40,367, respectively, was required to be posted). The cash collateral held by Citibank is reflected in the Company’s consolidated balance sheets as due from counterparty. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation (depreciation) outstanding on the consolidated balance sheets as of December 31, 2017 and 2016.

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the years ended December 31, 2017 and 2016, transactions in the TRS resulted in net realized gain (loss) on the total return swap of  $10,873 and $4,791, respectively, and net change unrealized appreciation (depreciation) on the total return swap and $(1,554) and $2,422, respectively, which are reflected in the Company’s consolidated statements of operations.
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

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The following is a summary of the underlying loans subject to the TRS as of December 31, 2017:
Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
American Bath Group, LLC(4)	Capital Goods	L+525	1.0%	9/30/23	$3,792	$3,978	$186
American Bath Group, LLC	Capital Goods	L+975	1.0%	9/30/24	2,760	2,993	233
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	6,617	6,737	120
Avaya Inc.	Technology Hardware & Equipment	L+475	1.0%	12/15/24	9,900	9,829	(71)
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+825	1.0%	7/10/23	3,238	3,196	(42)
Dayton Superior Corp.	Materials	L+800	1.0%	11/15/21	3,734	3,234	(500)
Diamond Resorts International, Inc.	Consumer Services	L+450	1.0%	9/2/23	6,740	6,958	218
Elo Touch Solutions, Inc.	Technology Hardware & Equipment	L+600	1.0%	10/25/23	3,168	3,192	24
FullBeauty Brands Holdings Corp.	Consumer Durables & Apparel	L+475	1.0%	10/14/22	4,619	2,832	(1,787)
Gulf Finance, LLC	Energy	L+525	1.0%	8/25/23	4,718	4,356	(362)
Inmar, Inc.	Software & Services	L+800	1.0%	5/1/25	6,895	7,000	105
Interior Logic Group, Inc.	Capital Goods	L+600	1.0%	3/1/24	6,669	6,901	232
Ivanti Software, Inc.	Software & Services	L+425	1.0%	1/20/24	2,518	2,401	(117)
LBM Borrower, LLC	Capital Goods	L+450	1.0%	8/20/22	8,565	8,691	126
LBM Borrower, LLC(4)	Capital Goods	L+925	1.0%	8/20/23	2,876	2,994	118
LD Intermediate Holdings, Inc.	Software & Services	L+588	1.0%	12/9/22	7,020	6,949	(71)
MORSCO, Inc.	Capital Goods	L+700	1.0%	10/31/23	3,042	3,208	166
nThrive, Inc.	Health Care Equipment & Services	L+450	1.0%	10/19/22	5,663	5,749	86
P.F. Chang’s China Bistro, Inc.	Consumer Services	L+500	1.0%	9/1/22	7,257	7,026	(231)
P2 Upstream Acquisition Co.	Energy	L+400	1.3%	10/30/20	2,437	2,532	95
P2 Upstream Acquisition Co.	Energy	L+800	1.0%	4/30/21	1,309	1,365	56
Peak 10 Holding Corp.	Software & Services	L+725	1.0%	8/1/25	4,582	4,646	64
Quest Software US Holdings Inc.	Software & Services	L+550	1.0%	10/31/22	9,121	9,303	182
Specialty Building Products Holdings, LLC	Capital Goods	L+600	1.0%	10/26/23	6,443	6,677	234
Strike, LLC	Energy	L+800	1.0%	11/30/22	2,925	3,045	120
ThermaSys Corp.	Capital Goods	L+400	1.3%	5/3/19	3,335	3,273	(62)
TKC Holdings, Inc.(4)	Retailing	L+800	1.0%	2/1/24	7,771	7,850	79
TravelCLICK, Inc.(4)	Software & Services	L+775	1.0%	11/6/21	4,070	4,218	148
Westbridge Technologies, Inc.(4)	Software & Services	L+850	1.0%	4/28/23	4,839	4,876	37
WP CPP Holdings, LLC	Capital Goods	L+775	1.0%	4/30/21	2,184	2,323	139
York Risk Services Holding Corp.(4)	Insurance	L+375	1.0%	10/1/21	3,059	3,016	(43)
Total					$151,866	$151,348	(518)
Total TRS Accrued Income and LIabilities:							1,386
Total TRS Fair Value:							$868

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

(2)
The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2017 and 2016, three-month LIBOR was 1.69% and 1.00%, respectively.

(3)
The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

(4)
Security is also held directly by the Company or one of its wholly-owned subsidiaries as of December 31, 2017.

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
Note 10. Senior Securities Asset Coverage
Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2017 and 2016:
Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4) (Exclude Bank Loans)
2016	$70,077	3.31	—	N/A
2017	$113,960	4.08	—	N/A

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

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the year ended December 31, 2017 and the period from January 6, 2016 (Commencement of Operations) through December 31, 2016:
	Year Ended December 31, 2017	Period from January 6, 2016 (Commencement of Operations) through December 31, 2016
Per Share Data:(1)
Net asset value, beginning of year	$10.96	$10.28
Results of operations(2)
Net investment income (loss)	0.25	(0.26)
Net realized and unrealized appreciation (depreciation) on investments and total return swap	0.58	1.43
Net increase (decrease) in net assets resulting from operations	0.83	1.17
Stockholder distributions(3)
Distributions from net investment income	(0.65)	(0.48)
Distributions from net realized gain on investments	(0.09)	(0.16)
Net decrease in net assets resulting from stockholder distributions	(0.74)	(0.64)
Capital share transactions
Issuance of common stock(4)	0.07	0.15
Repurchases of common stock(5)	—	—
Net increase in net assets resulting from capital share transactions	0.07	0.15
Net asset value, end of year	$11.12	$10.96
Shares outstanding, end of year	31,614,476	14,782,671
Total return(6)	8.34%	13.20%
Total return (without assuming reinvestment of distributions)(6)	8.21%	12.84%
Ratio/Supplemental Data:
Net assets, end of year	$351,537	$161,996
Ratio of net investment income (loss) to average net assets(7)	2.32%	(2.43)%
Ratio of operating expenses to average net assets(7)	5.27%	7.74%
Ratio of net expenses to average net assets(7)	5.26%	6.82%
Portfolio turnover(8)	38.13%	318.21%
Total amount of senior securities outstanding, exclusive of treasury securities	$113,960	$70,077
Asset coverage per unit(9)	4.08	3.31

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

(6)
The total return for each period presented was calculated based on the change in net asset value during the applicable period, including the impact of distributions reinvested in accordance with the Company’s distribution reinvestment plan. The total return (without assuming reinvestment of distributions) for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total returns do not consider the effect of any selling commissions or charges that may be incurred in connection with the sale of

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights (continued)

shares of the Company’s common stock. The total returns include the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculations of total returns in the table should not be considered representations of the Company’s future total returns, which may be greater or less than the returns shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total returns on the Company’s investment portfolio during the applicable period and do not represent actual returns to stockholders.
(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios applicable to the period from January 6, 2016 (Commencement of Operations) through December 31, 2016 are not annualized. The following is a schedule of supplemental ratios for the year ended December 31, 2017 and for the period from January 6, 2016 (Commencement of Operations) through December 31, 2016:

	Year Ended December 31, 2017	Period from January 6, 2016 (Commencement of Operations) through December 31, 2016
Ratio of accrued capital gains incentive fees to average net assets	0.44%	1.80%
Ratio of offering costs to average net assets	0.53%	1.21%
Ratio of interest expense to average net assets	0.26%	—
(8)
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

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 12. Selected Quarterly Financial Data (Unaudited)
The following are the quarterly results of operations for the years ended December 31, 2017 and 2016. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.
	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Investment income	$6,917	$5,412	$4,382	$3,359
Operating expenses
Operating expenses	3,318	3,433	3,590	2,914
Add: Expense recoupment to sponsor	—	—	—	666
Total operating expenses	3,318	3,433	3,590	3,580
Net investment income (loss)	3,599	1,979	792	(221)
Realized and unrealized gain (loss)	1,134	4,348	3,393	5,116
Net increase (decrease) in net assets resulting from operations	$4,733	$6,327	$4,185	$4,895
Per share information—basic and diluted
Net investment income (loss)	$0.12	$0.07	$0.04	$(0.01)
Net increase (decrease) in net assets resulting from operations	$0.15	$0.24	$0.19	$0.28
Weighted average shares outstanding	30,548,496	26,648,343	21,946,297	17,319,387

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Investment income	$1,799	$1,061	$311	$14
Operating expenses
Operating expenses	2,124	1,700	1,097	695
Less: Expense reimbursement from sponsor	—	—	(230)	(436)
Total operating expenses	2,124	1,700	867	259
Net investment income (loss)	(325)	(639)	(556)	(245)
Realized and unrealized gain (loss)	4,024	4,271	917	670
Net increase (decrease) in net assets resulting from operations	$3,699	$3,632	$361	$425
Per share information—basic and diluted
Net investment income (loss)	$(0.03)	$(0.07)	$(0.12)	$(0.18)
Net increase (decrease) in net assets resulting from operations	$0.30	$0.42	$0.08	$0.32
Weighted average shares outstanding	12,492,305	8,639,995	4,725,671	1,310,506

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2017 and 2016. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.
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
Our internal control over financial reporting includes those policies and procedures that:
1.
Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and the dispositions of our assets;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Attestation Report of the Registered Public Accounting Firm
Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 86.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31 2017, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.
Other Information.

None.

PART III
We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.
Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 11.
Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 13.
Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14.
Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

4.3
Amended and Restated Distribution Reinvestment Plan of FS Investment Corporation IV (Incorporated by reference to Exhibit 4.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on October 13, 2017).

10.1
Investment Advisory and Administrative Services Agreement, dated as of September 21, 2015, by and between FS Investment Corporation IV and FSIC IV Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.2
Investment Sub-Advisory Agreement, dated as of September 21, 2015, by and between FSIC IV Advisor, LLC and GSO/Blackstone Debt Funds Management LLC (Incorporated by reference to Exhibit (g)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).

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

10.16	Confirmation Letter Agreement, dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).
10.17	Amended and Restated Confirmation Letter Agreement, dated as of April 12, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on April 14, 2016).
10.18	Second Amended and Restated Confirmation Letter Agreement, effective as of June 3, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on June 8, 2016).
10.19	Third Amended and Restated Confirmation Letter Agreement, effective as of June 30, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on July 13, 2016).
10.20
Fourth Amended and Restated Confirmation Letter Agreement, effective as of January 19, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 1, 2017).

10.21	Fifth Amended and Restated Confirmation Letter Agreement, effective as of July 19, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on July 24, 2017).
10.22
Sixth Amended and Restated Confirmation Letter Agreement, effective as of September 5, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit (k)(13) to Post-Effective Amendment No. 9 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 18, 2017).

10.23	Investment Management Agreement, dated as of January 19, 2016, by and between FS Investment Corporation IV and Cheltenham Funding LLC (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).
10.24	Guarantee, dated as of January 19, 2016, by FS Investment Corporation IV in favor of Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).
10.25
Committed Facility Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).

10.26	U.S. PB Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd., on behalf of itself and as agent for the BNPP Entities (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).
10.27	Special Custody and Pledge Agreement, dated and effective as of March 1, 2017, by and among Broomall Funding LLC, BNP Paribas Prime Brokerage International, Ltd., and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).
21.1*	Subsidiaries of FS Investment Corporation IV.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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
FS INVESTMENT CORPORATION IV
Date: March 9, 2018	/s/ MICHAEL C. FORMAN Michael C. Forman President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: March 9, 2018	/s/ MICHAEL C. FORMAN Michael C. Forman President and Chief Executive Officer and Director (Principal Executive Officer)
Date: March 9, 2018	/s/ EDWARD T. GALLIVAN, JR. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)
Date: March 9, 2018	/s/ DAVID J. ADELMAN David J. Adelman Director
Date: March 9, 2018	/s/ WALTER D’ALESSIO M. Walter D’Alessio Director
Date: March 9, 2018	/s/ BARBARA J. FOUSS Barbara J. Fouss Director
Date: March 9, 2018	/s/ THOMAS J. GRAVINA Thomas J. Gravina Director
Date: March 9, 2018	/s/ MARC LEDERMAN Marc Lederman Director
Date: March 9, 2018	/s/ GREGORY S. ROST Gregory S. Rost Director
Date: March 9, 2018	/s/ JUDAH C. SOMMER Judah C. Sommer Director
Date: March 9, 2018	/s/ JOHN E. STUART John E. Stuart Director