Form 10-Q
period 2018-03-31
FS Investment Corp IV
filed 2018-05-15
CIK 1637417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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
There were 31,600,341 shares of the registrant’s Class T common stock outstanding as of May 15, 2018.

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements.

FS Investment Corporation IV
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2018 (Unaudited)	December 31, 2017
Assets
Investments, at fair value (amortized cost—$255,830 and $262,292, respectively)	$256,101	$267,170
Cash	33,459	31,977
Due from counterparty	70,500	70,500
Receivable for investments sold and repaid	8,514	1,850
Interest receivable	4,517	3,128
Receivable due on total return swap(1)	694	795
Unrealized appreciation on total return swap(1)	748	868
Prepaid expenses and other assets	3	18
Total assets	$374,536	$376,306
Liabilities
Credit facility payable(1)	$19,900	$19,900
Stockholder distributions payable	774	258
Distribution fees payable	79	302
Management fees payable	1,625	1,596
Accrued capital gains incentive fees(2)	1,007	1,981
Administrative services expense payable	47	47
Interest payable(1)	10	75
Directors’ fees payable	284	110
Other accrued expenses and liabilities	442	500
Total liabilities	24,168	24,769
Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.001 par value, 250,000,000 shares authorized, 31,790,638 and 31,614,476 shares issued and outstanding, respectively	32	32
Class I common stock, $0.001 par value, 350,000,000 shares authorized, none issued and outstanding	—	—
Capital in excess of par value	344,829	342,864
Accumulated undistributed net realized gains (losses) on investments and total return swap(4)	8,298	5,371
Accumulated undistributed distributions in excess of net investment income(4)	(3,810)	(2,476)
Net unrealized appreciation (depreciation) on investments and total return swap	1,019	5,746
Total stockholders’ equity	350,368	351,537
Total liabilities and stockholders’ equity	$374,536	$376,306
Net asset value per share of common stock at period end	$11.02	$11.12

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

FS Investment Corporation IV
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Investment income
Interest income	$6,089	$1,976
Paid-in-kind interest income	279	9
Fee income	30	1,374
Dividend income	15	—
Total investment income	6,413	3,359
Operating expenses
Management fees(1)	1,857	1,027
Capital gains incentive fees(2)	(735)	697
Administrative services expenses	78	100
Stock transfer agent fees	50	70
Accounting and administrative fees	51	24
Interest expense(3)	222	46
Distribution fees	621	316
Offering costs	—	381
Directors’ fees	284	89
Other general and administrative expenses	304	253
Operating expenses	2,732	3,003
Management fee waiver(1)	(232)	(89)
Add: Expense recoupment to sponsor(4)	—	666
Net expenses	2,500	3,580
Net investment income (loss)	3,913	(221)
Realized and unrealized gain/loss
Net realized gain (loss) on investments	450	319
Net realized gain (loss) on total return swap(3)	2,477	1,675
Net change in unrealized appreciation (depreciation) on investments	(4,607)	1,441
Net change in unrealized appreciation (depreciation) on total return swap(3)	(120)	1,681
Total net realized and unrealized gain/loss	(1,800)	5,116
Net increase (decrease) in net assets resulting from operations	$2,113	$4,895
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.07	$0.28
Weighted average shares outstanding	31,707,046	17,319,387

(1)
See Note 4 for a discussion of the waiver by FSIC IV Advisor, LLC, the Company’s former investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(2)
See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(3)
See Note 8 for a discussion of the Company’s financing arrangements.

(4)
See Note 4 for a discussion of expense reimbursements paid to the Company by its former investment adviser and affiliates and recoupment of such amounts paid by the Company to its former investment adviser and affiliates.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended March 31,
	2018	2017
Operations
Net investment income (loss)	$3,913	$(221)
Net realized gain (loss) on investments and total return swap(1)	2,927	1,994
Net change in unrealized appreciation (depreciation) on investments	(4,607)	1,441
Net change in unrealized appreciation (depreciation) on total return swap(1)	(120)	1,681
Net increase (decrease) in net assets resulting from operations	2,113	4,895
Stockholder distributions(2)
Distributions from net investment income	(5,247)	(885)
Distributions from net realized gain on investments	—	(2,032)
Net decrease in net assets resulting from stockholder distributions	(5,247)	(2,917)
Capital share transactions(3)
Issuance of common stock	—	49,242
Reinvestment of stockholder distributions	3,226	1,976
Repurchases of common stock	(1,261)	(274)
Net increase in net assets resulting from capital share transactions	1,965	50,944
Total increase (decrease) in net assets	(1,169)	52,922
Net assets at beginning of period	351,537	161,996
Net assets at end of period	$350,368	$214,918
Accumulated distributions in excess of net investment income(2)	$(3,810)	$(2,529)

(1)
See Note 8 for a discussion of the Company’s financing arrangements.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$2,113	$4,895
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(4,706)	(115,926)
Paid-in-kind interest	(279)	(9)
Proceeds from sales and repayments of investments	12,020	14,961
Net realized (gain) loss on investments	(450)	(319)
Net change in unrealized (appreciation) depreciation on investments	4,607	(1,441)
Net change in unrealized (appreciation) depreciation on total return swap(1)	120	(1,681)
Accretion of discount	(123)	(69)
Amortization of deferred financing costs	—	9
(Increase) decrease in due from counterparty	—	(18,500)
(Increase) decrease in receivable for investments sold and repaid	(6,664)	15,677
(Increase) decrease in interest receivable	(1,389)	(980)
(Increase) decrease in receivable due on total return swap(1)	101	(61)
(Increase) decrease in prepaid expenses and other assets	15	(34)
Increase (decrease) in payable for investments purchased	—	26,041
Increase (decrease) in distribution fees payable	(223)	172
Increase (decrease) in management fees payable	29	122
Increase (decrease) in expense recoupment payable to sponsor	—	666
Increase (decrease) in accrued capital gains incentive fees	(974)	212
Increase (decrease) in administrative services expense payable	—	(103)
Increase (decrease) in interest payable(1)	(65)	37
Increase (decrease) in directors’ fees payable	174	1
Increase (decrease) in other accrued expenses and liabilities	(58)	(108)
Net cash provided by (used in) operating activities	4,248	(76,438)
Cash flows from financing activities
Issuance of common stock	—	49,242
Reinvestment of stockholder distributions	3,226	1,976
Repurchases of common stock	(1,261)	(274)
Stockholder distributions	(4,731)	(3,022)
Deferred financing costs paid	—	(75)
Net cash provided by financing activities	(2,766)	47,847
Total increase (decrease) in cash	1,482	(28,591)
Cash at beginning of period	31,977	47,008
Cash at end of period	$33,459	$18,417
Supplemental disclosure
Excise and state taxes paid	$225	$43

(1)
See Note 8 for a discussion of the Company’s financing arrangements. During the three months ended March 31, 2018, the Company paid $287 in interest expense on the credit facility.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Unaudited Consolidated Schedule of Investments
As of March 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—39.1%
Actian Corp.		Software & Services	L+786	1.0%	6/30/22	$1,524	$1,524	$1,561
AG Group Merger Sub, Inc.		Commercial & Professional Services	L+750	1.0%	12/29/23	8,894	8,894	9,017
All Systems Holding LLC		Commercial & Professional Services	L+767	1.0%	10/31/23	3,341	3,341	3,391
American Bath Group, LLC		Capital Goods	L+525	1.0%	9/30/23	2,962	2,951	2,999
AVF Parent, LLC		Retailing	L+725	1.3%	3/1/24	14,121	14,121	14,133
Borden Dairy Co.		Food, Beverage & Tobacco	L+789	1.0%	7/6/23	4,375	4,375	4,413
Casablanca US Holdings Inc.		Consumer Services	L+475	1.0%	3/29/24	2,456	2,402	2,481
CSafe Acquisition Co., Inc.	(e)	Capital Goods	L+725	1.0%	11/1/21	261	261	255
CSafe Acquisition Co., Inc.		Capital Goods	L+725	1.0%	10/31/23	2,249	2,249	2,199
CSafe Acquisition Co., Inc.	(e)	Capital Goods	L+725	1.0%	10/31/23	943	943	921
Dade Paper & Bag, LLC		Capital Goods	L+700	1.0%	6/10/24	425	425	426
Dade Paper & Bag, LLC		Capital Goods	L+750	1.0%	6/10/24	3,336	3,336	3,423
Empire Today, LLC		Retailing	L+800	1.0%	11/17/22	2,963	2,963	2,992
FullBeauty Brands Holdings Corp.		Consumer Durables & Apparel	L+800	1.0%	10/14/20	7,000	7,000	6,930
Hudson Technologies Co.	(g)	Commercial & Professional Services	L+725	1.0%	10/10/23	5,692	5,692	5,728
Hudson Technologies Co.	(e)(g)	Commercial & Professional Services	L+725	1.0%	10/10/23	1,359	1,359	1,367
Icynene U.S. Acquisition Corp.	(g)	Capital Goods	L+700	1.0%	11/30/24	6,983	6,983	7,048
JSS Holdings, Inc.		Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	9,950	9,863	10,162
JSS Holdings, Inc.	(e)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	1,818	1,818	1,857
Kodiak BP, LLC		Capital Goods	L+725	1.0%	12/1/24	10,515	10,515	10,463
Kodiak BP, LLC	(e)	Capital Goods	L+725	1.0%	12/1/24	3,030	3,030	3,015
North Haven Cadence Buyer, Inc.	(e)	Consumer Services	L+500	1.0%	9/2/21	188	187	187
North Haven Cadence Buyer, Inc.		Consumer Services	L+809	1.0%	9/2/22	5,766	5,766	5,875
North Haven Cadence Buyer, Inc.	(e)	Consumer Services	L+750	1.0%	9/2/22	479	479	488
Power Distribution, Inc.		Capital Goods	L+725	1.3%	1/25/23	4,975	4,976	5,062
Propulsion Acquisition, LLC		Commercial & Professional Services	L+600	1.0%	7/13/21	8,345	8,242	8,262
Safariland, LLC		Capital Goods	L+768	1.1%	11/18/23	4,766	4,766	4,450
Safariland, LLC	(e)	Capital Goods	L+725	1.1%	11/18/23	1,285	1,285	1,200
Sequel Youth and Family Services, LLC		Health Care Equipment & Services	L+775	1.0%	9/1/22	8,232	8,232	8,314
Sequel Youth and Family Services, LLC	(e)	Health Care Equipment & Services	L+700	1.0%	9/1/22	412	412	416
SSC (Lux) Limited S.à r.l.	(g)	Health Care Equipment & Services	L+750	1.0%	9/10/24	4,545	4,545	4,631
Strike, LLC		Energy	L+800	1.0%	5/30/19	305	302	307
Trace3, LLC		Software & Services	L+775	1.0%	6/6/23	3,105	3,105	3,116
USI Senior Holdings, Inc.		Capital Goods	L+778	1.0%	1/5/22	5,787	5,787	5,917
See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Westbridge Technologies, Inc.		Software & Services	L+850	1.0%	4/28/23	$2,944	$2,892	$2,947
York Risk Services Holding Corp.		Insurance	L+375	1.0%	10/1/21	987	981	969
Total Senior Secured Loans—First Lien							146,002	146,922
Unfunded Loan Commitments							(9,774)	(9,774)
Net Senior Secured Loans—First Lien							136,228	137,148
Senior Secured Loans—Second Lien—7.7%
Chisholm Oil and Gas Operating, LLC		Energy	L+800	1.0%	3/21/24	6,000	6,000	5,998
JW Aluminum Co.		Materials	L+850	0.8%	11/17/20	778	777	782
LBM Borrower, LLC		Capital Goods	L+925	1.0%	8/20/23	2,427	2,381	2,440
LTI Holdings, Inc.		Materials	L+875	1.0%	5/16/25	3,000	2,946	3,045
TKC Holdings, Inc.		Retailing	L+800	1.0%	2/1/24	8,500	8,487	8,604
TravelCLICK, Inc.		Software & Services	L+775	1.0%	11/6/21	6,009	6,025	6,022
Total Senior Secured Loans—Second Lien							26,616	26,891
Senior Secured Bonds—5.5%
AssuredPartners, Inc.	(f)	Insurance	7.0%		8/15/25	5,682	5,682	5,656
Avantor, Inc.	(f)	Materials	6.0%		10/1/24	1,282	1,282	1,276
Black Swan Energy Ltd.	(g)	Energy	9.0%		1/20/24	1,334	1,334	1,304
CSVC Acquisition Corp.	(f)	Diversified Financials	7.8%		6/15/25	9,183	9,183	7,932
Velvet Energy Ltd.	(g)	Energy	9.0%		10/5/23	3,000	3,000	2,988
Total Senior Secured Bonds							20,481	19,156
Subordinated Debt—19.5%
Ascent Resources Utica Holdings, LLC	(f)	Energy	10.0%		4/1/22	10,000	10,000	10,838
Avantor, Inc.	(f)	Materials	9.0%		10/1/25	12,500	12,502	12,258
CEC Entertainment, Inc.	(f)	Consumer Services	8.0%		2/15/22	7,297	6,930	6,540
Coveris Holdings S.A.	(f)(g)	Materials	7.9%		11/1/19	14,529	14,458	14,583
Exterran Energy Solutions, L.P.	(f)(g)	Capital Goods	8.1%		5/1/25	5,143	5,143	5,453
Great Lakes Dredge & Dock Corp.	(f)(g)	Capital Goods	8.0%		5/15/22	7,000	7,000	7,193
P.F. Chang’s China Bistro, Inc.	(f)	Consumer Services	10.3%		6/30/20	4,000	3,687	3,165
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	8	8	9
York Risk Services Holding Corp.	(f)	Insurance	8.5%		10/1/22	8,695	8,266	8,171
Total Subordinated Debt							67,994	68,210

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Equity/Other—1.3%
ASG Everglades Holdings, Inc., Warrants	(h)	Software & Services			6/27/22	12,081	$344	$371
Chisholm Oil and Gas, LLC, Series A Units	(h)(i)	Energy				70,947	71	71
CSF Group Holdings, Inc., Common Equity	(h)	Capital Goods				17,400	18	12
Escape Velocity Holdings, Inc., Common Equity	(h)	Software & Services				1,545	15	29
H.I.G. Empire Holdco, Inc., Common Equity	(h)	Retailing				14	41	40
JSS Holdco, LLC, Net Profits Interest	(h)	Capital Goods				—	—	45
JW Aluminum Co., Common Equity	(h)	Materials				18	—	—
JW Aluminum Co., Preferred Equity		Materials	12.5% PIK		11/17/25	888	3,317	3,257
North Haven Cadence TopCo, LLC, Common Equity	(h)	Consumer Services				208,333	208	344
PDI Parent LLC, Common Equity	(h)	Capital Goods				230,769	231	231
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services				4	39	65
SSC Holdco Limited, Common Equity	(g)(h)	Health Care Equipment & Services				11,364	227	231
Total Equity/Other							4,511	4,696
TOTAL INVESTMENTS—73.1%							$255,830	256,101
OTHER ASSETS IN EXCESS OF LIABILITIES—26.9%								94,267
NET ASSETS—100.0%								$350,368

Total Return Swap		Notional Amount	Unrealized Appreciation
Citibank TRS Facility (Note 8)	(g)	$151,137	$748

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2018, the three-month London Interbank Offered Rate, or LIBOR, or “L,” was 2.31%. PIK means paid-in-kind.

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

(g)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2018, 86.3% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 87.2% of the Company’s total assets represented qualifying assets as of March 31, 2018.

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

FS Investment Corporation IV
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
USI Senior Holdings, Inc.	(e)	Capital Goods	L+725	1.0%	1/5/22	$1,047	$1,047	$1,053
Westbridge Technologies, Inc.		Software & Services	L+850	1.0%	4/28/23	2,963	2,908	2,940
York Risk Services Holding Corp.		Insurance	L+375	1.0%	10/1/21	990	983	971
Total Senior Secured Loans—First Lien							147,136	148,813
Unfunded Loan Commitments							(11,076)	(11,076)
Net Senior Secured Loans—First Lien							136,060	137,737
Senior Secured Loans—Second Lien—10.1%
Casablanca US Holdings Inc.		Consumer Services	L+900	1.0%	3/31/25	8,337	8,062	8,535
Chisholm Oil and Gas Operating, LLC		Energy	L+800	1.0%	3/21/24	6,000	6,000	5,999
JW Aluminum Co.		Materials	L+850	0.8%	11/17/20	779	779	791
LBM Borrower, LLC		Capital Goods	L+925	1.0%	8/20/23	2,427	2,379	2,440
LTI Holdings, Inc.		Materials	L+875	1.0%	5/16/25	3,000	2,944	3,052
TKC Holdings, Inc.		Retailing	L+800	1.0%	2/1/24	8,500	8,487	8,564
TravelCLICK, Inc.		Software & Services	L+775	1.0%	11/6/21	6,009	6,026	6,039
Total Senior Secured Loans—Second Lien							34,677	35,420
Senior Secured Bonds—5.7%
AssuredPartners, Inc.	(f)	Insurance	7.0%		8/15/25	5,682	5,682	5,691
Avantor, Inc.	(f)	Materials	6.0%		10/1/24	1,282	1,282	1,284
Black Swan Energy Ltd.	(g)	Energy	9.0%		1/20/24	1,334	1,334	1,344
CSVC Acquisition Corp.	(f)	Diversified Financials	7.8%		6/15/25	9,183	9,183	8,839
Velvet Energy Ltd.	(g)	Energy	9.0%		10/5/23	3,000	3,000	3,038
Total Senior Secured Bonds							20,481	20,196
Subordinated Debt—20.3%
Ascent Resources Utica Holdings, LLC	(f)	Energy	10.0%		4/1/22	10,000	10,000	10,806
Avantor, Inc.	(f)	Materials	9.0%		10/1/25	12,500	12,502	12,430
CEC Entertainment, Inc.	(f)	Consumer Services	8.0%		2/15/22	7,297	6,911	6,905
Coveris Holdings S.A.	(f)(g)	Materials	7.9%		11/1/19	14,529	14,448	14,502
Covey Park Energy LLC	(f)	Energy	7.5%		5/15/25	1,667	1,667	1,741
Exterran Energy Solutions, L.P.	(f)(g)	Capital Goods	8.1%		5/1/25	5,143	5,143	5,554
Great Lakes Dredge & Dock Corp.	(f)(g)	Capital Goods	8.0%		5/15/22	7,000	7,000	7,353
P.F. Chang’s China Bistro, Inc.	(f)	Consumer Services	10.3%		6/30/20	4,000	3,659	3,666
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	10	10	11
York Risk Services Holding Corp.	(f)	Insurance	8.5%		10/1/22	8,695	8,245	8,564
Total Subordinated Debt							69,585	71,532

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

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2017, the three-month London Interbank Offered Rate, or LIBOR, or “L,” was 1.69%. PIK means paid-in-kind.

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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Investment Corporation IV, or the Company, was incorporated under the general corporation laws of the State of Maryland on February 25, 2015 and formally commenced investment operations on January 6, 2016. In November 2017, the Company closed its continuous public offering of common stock to new investors. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2018, the Company had two wholly-owned subsidiaries through which it has entered into financing arrangements, one wholly-owned subsidiary through which it holds an interest in a certain non-controlled and non-affiliated portfolio company and one wholly-owned subsidiary through which it may in the future enter into a financing arrangement. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2018. All significant intercompany transactions have been eliminated in consolidation.
The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of  $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in the Company’s target companies, generally in conjunction with one of the Company’s debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. The Company’s investment adviser will seek to tailor the Company’s investment focus as market conditions evolve. Depending on market conditions, the Company may increase or decrease its exposure to less senior portions of the capital structure or otherwise make opportunistic investments.
As the Company previously announced on April 9, 2018, GSO/Blackstone Debt Funds Management LLC, or GDFM, resigned as the investment sub-adviser to the Company and terminated the investment sub-advisory agreement, or the investment sub-advisory agreement, between FSIC IV Advisor, LLC, or FSIC IV Advisor, and GDFM, effective April 9, 2018. In connection with GDFM’s resignation as the investment sub-adviser to the Company, on April 9, 2018, the Company entered into an investment advisory and administrative services agreement, or the FS/KKR Advisor investment advisory and administrative services agreement, with FS/KKR Advisor, LLC, or FS/KKR Advisor, a newly-formed investment adviser jointly operated by an affiliate of Franklin Square Holdings, L.P. (which does business as FS Investments) and by KKR Credit Advisors (US), LLC, or KKR Credit, pursuant to which FS/KKR Advisor acts as investment adviser to the Company. The FS/KKR Advisor investment advisory and administrative services agreement replaced the investment advisory and administrative services agreement, dated September 21, 2015, or the FSIC IV Advisor investment advisory and administrative services agreement, by and between the Company and FSIC IV Advisor. See Note 11 for additional information.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. The December 31, 2017 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification, or ASC, Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.
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
Capital Gains Incentive Fee: Pursuant to the terms of the FSIC IV Advisor investment advisory and administrative services agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the FSIC IV Advisor investment advisory and administrative services agreement). Such fee will equal 20.0% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.
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
The Company “looks through” its total return swap, or TRS, between its wholly-owned financing subsidiary Cheltenham Funding LLC, or Cheltenham Funding, and Citibank, N.A., or Citibank, in calculating the capital gains incentive fee. Under this methodology, the portion of the net settlement payments received by the Company pursuant to the TRS which would have represented net investment income to the Company had the Company held the loans underlying the TRS directly is treated as net investment income subject to the subordinated incentive fee on income payable to FSIC IV Advisor pursuant to the FSIC IV Advisor investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans underlying the TRS further reduces the capital gains incentive fee payable to FSIC IV Advisor with respect to realized gains. See Note 8 for additional information regarding the Company’s TRS.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

See Note 11 for information relating to the incentive fee on capital gains under the FS/KKR Advisor investment advisory and administrative services agreement.
Subordinated Income Incentive Fee: Pursuant to the terms of the FSIC IV Advisor investment advisory and administrative services agreement, FSIC IV Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s common stock (including proceeds from its distribution reinvestment plan) reduced for amounts paid for share repurchases pursuant to the Company’s share repurchase program. As a result, FSIC IV Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC IV Advisor is entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. Thereafter, FSIC IV Advisor is entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.
See Note 11 for information relating to the subordinated incentive fee on income under the FS/KKR Advisor investment advisory and administrative services agreement.
Offering Costs: Offering costs primarily included, among other things, marketing expenses, certain government and regulatory affairs activities, and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the Company’s registration statement on Form N-2 and salaries and direct expenses of FSIC IV Advisor’s personnel, employees of its affiliates and others while engaged in such activities. The Company deferred and amortized such costs as an expense over twelve months as the Company raised proceeds in its continuous public offering. During the three months ended March 31, 2017, the Company expensed $381 of offering costs as it raised proceeds in its continuous public offering, which commenced on January 6, 2016. During the period from February 25, 2015 (Inception) to December 31, 2017, the Company incurred offering costs of  $9,358 which were paid on the Company’s behalf by FS Investments (see Note 4). In November 2017, the Company closed its continuous public offering to new investors.
Under the terms of the FSIC IV Advisor investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC IV Advisor was entitled to receive up to 0.75% of gross proceeds raised in the Company’s continuous public offering until all organization and offering costs funded by FSIC IV Advisor or its affiliates (including FS Investments) have been recovered.
Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three months ended March 31, 2017 and the audited consolidated financial statements as of and for the year ended December 31, 2017 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three months ended March 31, 2018. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.
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
Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606, using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption. The Company did not identify any in-scope contracts that had not been completed as of the date of adoption and, as a result, did not recognize a cumulative effect on stockholders’ equity in connection with the adoption of the new revenue recognition guidance.
The new revenue recognition guidance applies to all entities and all contracts with customers to provide goods or services in the ordinary course of business, excluding, among other things, financial instruments as well as certain other contractual rights and obligations. Under the new revenue recognition guidance, which the Company has applied to all new in-scope contracts as of the date of adoption, structuring and other upfront fees are recognized as revenue based on the transaction price as the performance obligation is fulfilled. The related performance obligation consists of structuring activities and is satisfied over time as such activities are performed. Consideration is variable and is constrained from being included in the transaction price until the uncertainty associated with the variable consideration is resolved, typically as of the trade date of the related transaction. Payment is typically due on the settlement date of the related transaction.
For the three months ended March 31, 2018, the Company recognized $25 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on its consolidated statements of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which the Company recorded structuring and other non-recurring upfront fees as income when earned. The Company has determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the three months ended March 31, 2018.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2018 and 2017:
	Three Months Ended March 31,
	2018		2017
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	—	$—	4,468,122	$50,825
Reinvestment of Distributions	289,198	3,226	178,690	1,976
Total Gross Proceeds	289,198	3,226	4,646,812	52,801
Upfront Selling Commissions and Dealer Manager Fees(1)	—	—	—	(1,583)
Net Proceeds to Company	289,198	3,226	4,646,812	51,218
Share Repurchase Program(2)	(113,036)	(1,261)	(24,998)	(274)
Net Proceeds from Share Transactions	176,162	$1,965	4,621,814	$50,944

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

During the period from April 1, 2018 to May 15, 2018, the Company issued 96,497 shares of Class T common stock pursuant to the DRP for gross proceeds of  $1,076 at an average price per share of  $11.15. For additional information regarding the terms of the DRP, see Note 5.
The Company has submitted to the SEC an application for an exemptive order to permit it to offer additional classes of common stock. In the event the Company obtains such relief, it intends to file a new registration statement to offer additional classes of common stock, with each class having a different upfront sales load and fee and expense structure. There can be no assurance that the Company will receive an exemptive order from the SEC.
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

Historically, the Company limited the number of shares of common stock to be repurchased during any calendar year to the lesser of  (i) the number of shares of common stock it could repurchase with the proceeds it received from the issuance of shares of its common stock under the DRP and (ii) 10.0% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter. On May 9, 2017, the Company’s board of directors amended the share repurchase program. As amended, the Company limits the maximum number of shares of common stock to be repurchased for any repurchase offer to the greater of  (A) the number of shares of common stock that the Company can repurchase with the proceeds it has received from the sale of shares of common stock under the DRP during the twelve-month period ending on the date the applicable repurchase offer expires (less the amount of proceeds used to repurchase shares of common stock on each previous repurchase date for repurchase offers conducted during such twelve-month period) (the Company refers to this limitation as the twelve-month repurchase limitation) and (B) the number of shares of common stock that the Company can repurchase with the proceeds it received from the sale of shares of common stock under the DRP during the three-month period ending on the date the applicable repurchase offer expires (the Company refers to this limitation as the three-month repurchase limitation). In addition to this limitation, the maximum number of shares of common stock to be repurchased for any repurchase offer will also be limited to 10.0% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter. As a result, the maximum number of shares of common stock to be repurchased for any repurchase offer will not exceed the lesser of  (i) 10.0% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter, and (ii) whichever is greater of the twelve-month repurchase limitation described in clause (A) above and the three-month repurchase limitation described in clause (B) above. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. The actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The Company’s board of directors may amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice.
On October 13, 2017, the Company further amended the terms of its share repurchase program, or the amended share repurchase program, which was first effective for the Company’s quarterly repurchase offer for the fourth quarter of 2017. Prior to amending the share repurchase program, the Company offered to repurchase shares of its common stock on a quarterly basis at a repurchase price equal to the net offering price in effect on each date of repurchase. Under the amended share repurchase program, the Company intends to offer to repurchase shares of its common stock at a repurchase price equal to the price at which shares of its common stock are issued pursuant to the DRP on the distribution date coinciding with the applicable share repurchase date. See Note 5 for additional information regarding the DRP.
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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of its common stock pursuant to its share repurchase program during the three months ended March 31, 2018 and 2017:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2017
December 31, 2016	January 4, 2017	24,998	100%	0.17%	$10.9536	$274
Fiscal 2018
December 31, 2017	January 10, 2018	113,036	100%	0.36%	$11.1549	$1,261
On April 2, 2018, the Company repurchased 286,794 shares of common stock (representing 100% of the shares of common stock tendered for repurchase and 0.90% of the shares outstanding as of such date) at $11.1549 per share for aggregate consideration totaling $3,199.
Note 4. Related Party Transactions
Compensation of the Investment Adviser and Dealer Manager
Pursuant to the FSIC IV Advisor investment advisory and administrative services agreement, FSIC IV Advisor is entitled to an annual base management fee of 2.0% of the average weekly value of the Company’s gross assets (gross assets equal the total assets of the Company set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. The Company commenced accruing fees under the FSIC IV Advisor investment advisory and administrative services agreement on January 6, 2016, upon commencement of the Company’s investment operations. Base management fees are paid on a quarterly basis in arrears. Effective February 1, 2017, FSIC IV Advisor contractually agreed to permanently waive 0.25% of the base management fee to which it is entitled under the FSIC IV Advisor investment advisory and administrative services agreement, so that the fee received equals 1.75% of the Company’s average weekly gross assets. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that FSIC IV Advisor may be entitled to under the FSIC IV Advisor investment advisory and administrative services agreement.
Pursuant to the investment sub-advisory agreement, GDFM is entitled to receive 50% of all management and incentive fees payable to FSIC IV Advisor under the FSIC IV Advisor investment advisory and administrative services agreement with respect to each year.
The Company reimburses FSIC IV Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FSIC IV Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to the Company on behalf of FSIC IV Advisor. The amount of this reimbursement is set at the lesser of  (1) FSIC IV Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. Due to the Company’s relatively small asset base, the amount of the allocated expenses to be reimbursed is subject to a monthly minimum of  $20 to reflect the fact that there is a minimum amount of administrative service performed on the Company’s behalf by FS Investments personnel. FSIC IV Advisor is required to allocate the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of the administrative expenses among the Company and certain affiliates of FSIC IV Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to FSIC IV Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The Company does not reimburse FSIC IV Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC IV Advisor.
Under the FSIC IV Advisor investment advisory and administrative services agreement, the Company, either directly or through reimbursement to FSIC IV Advisor or its affiliates, was responsible for its organization and offering costs in an amount up to 0.75% of gross proceeds raised in the Company’s continuous public offering. Organization and offering costs primarily included legal, accounting, printing and other expenses relating to the Company’s continuous public offering, including costs associated with technology integration between the Company’s systems and those of its selected broker-dealers, marketing expenses, salaries and direct expenses of FSIC IV Advisor’s personnel, employees of its affiliates and others while engaged in registering and marketing the Company’s common stock, which included the development of marketing materials and presentations, training and educational meetings, and generally coordinating the marketing process for the Company.
Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, FS Investments funded the Company’s organization and offering costs. Following this period, the Company paid certain of its organization and offering costs directly and has reimbursed FSIC IV Advisor for offering costs incurred by FSIC IV Advisor on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC IV Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock. On January 6, 2016, the FSIC IV Advisor investment advisory and administrative services agreement became effective upon satisfaction of the minimum offering requirement, and FSIC IV Advisor became entitled to receive up to 0.75% of the gross proceeds raised in the Company’s continuous public offering until all organization and offering costs incurred have been recovered. As the Company reimbursed FSIC IV Advisor for such costs, organization costs were charged to expense and offering costs were deferred and amortized to expense over twelve months.
FS Investments funded certain of the Company’s organization and offering costs in the amounts of  $0 and $9,675, respectively, for the three months ended March 31, 2018 and the period from February 25, 2015 (Inception) to December 31, 2017. Under the FSIC IV Advisor investment advisory and administrative services agreement, there was no liability on the Company’s part for the organization and offering costs funded by FSIC IV Advisor or its affiliates (including FS Investments) until the Company satisfied the minimum offering requirement on January 6, 2016. Since commencing its continuous public offering and through March 31, 2018, the Company paid total reimbursements of  $2,584 to FSIC IV Advisor and its affiliates for organization and offering costs funded by them. Following the closing of the Company’s continuous public offering to new investors in November 2017, no amounts were reimbursable to FS Investments and its affiliates under this arrangement.
The dealer manager for the Company’s continuous public offering was FS Investment Solutions, which is one of the Company’s affiliates. Prior to the closing of the Company’s continuous public offering, the dealer manager was entitled under a second amended and restated dealer manager agreement, dated as of

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

January 25, 2017, among the Company, FSIC IV Advisor and FS Investment Solutions, or the dealer manager agreement, to receive upfront selling commissions and dealer manager fees in connection with the sale of shares of common stock in the Company’s continuous public offering, all or a portion of which could be reallowed to selected broker-dealers and financial representatives. The dealer manager reallowed to selected broker dealers and other financial representatives the upfront selling commissions and dealer manager fees, as applicable, it was entitled to receive, unless otherwise noted in the table below. The dealer manager agreement terminated in connection with the closing of the Company’s continuous public offering in November 2017.
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
The annual distribution fees accrue daily commencing upon the initial sale of shares of common stock in the Company’s continuous public offering until an investor reaches the sales charge cap, as defined below. The accruals as of and for the three months ended March 31, 2018 and 2017 reflect amounts beginning with the initial sale of shares of common stock in the Company’s continuous public offering through March 31, 2018 and 2017, respectively. The annual distribution fees are payable with respect to all shares of Class T common stock, other than shares issued under the Company’s distribution reinvestment plan. The annual distribution fees will terminate for all Class T stockholders upon a liquidity event. In addition, the Company will stop paying the annual distribution fees with respect to any outstanding Class T share when the total underwriting compensation from the upfront selling commissions, dealer manager fees and annual distribution fees attributable to any share equals 7.25% of gross offering proceeds, or the sales charge cap. The sales charge cap applicable to certain shares, including shares sold prior to January 25, 2017, will be reduced by the amount of any upfront sales load that is waived for such shares or to otherwise account for any lower upfront sales load paid by an investor with respect to such shares.
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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses the Company accrued under the FSIC IV Advisor investment advisory and administrative services agreement, amounts recouped by FS Investments under the expense reimbursement agreement, as defined below, and fees that FS Investment Solutions received pursuant to the Company’s distribution plan and share repurchase program during the three months ended March 31, 2018 and 2017:
Related Party	Source	Description	Three Months Ended March 31,
			2018	2017
FSIC IV Advisor	FSIC IV Advisor Investment Advisory and Administrative Services Agreement	Base Management Fees(1)	$1,625	$938
FSIC IV Advisor	FSIC IV Advisor Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fees(2)	$(735)	$697
FSIC IV Advisor	FSIC IV Advisor Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$78	$100
FSIC IV Advisor	FSIC IV Advisor Investment Advisory and Administrative Services Agreement	Offering Costs(4)	—	$381
FSIC IV Advisor	Expense Support and Conditional Reimbursement	Expense Recoupment(5)	—	$666
FS Investment Solutions	Distribution Plan	Distribution Fees(6)	$40	—
FS Investment Solutions	Share Repurchase Program	Contingent Deferred Sales Charges(7)	—	$10

(1)
FSIC IV Advisor has contractually agreed, effective February 1, 2017, to permanently waive 0.25% of its base management fee to which it is entitled under the FSIC IV Advisor investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of the Company’s weekly gross assets. As a result, the amounts shown for the three months ended March 31, 2018 and 2017 are net of waivers of  $232 and $89, respectively. During the three months ended March 31, 2018 and 2017, $1,596 and $816, respectively, in base management fees were paid to FSIC IV Advisor. As of March 31, 2018, $1,625 in base management fees were payable to FSIC IV Advisor.

(2)
During the three months ended March 31, 2018, the Company reversed $735 of capital gains incentive fees previously accrued based on the performance of its portfolio. During the three months ended March 31, 2017, the Company accrued capital gains incentive fees of  $697 based on the performance of its portfolio. As of March 31, 2018, the Company had accrued $1,007 in capital gains incentive fees, all of which was based on unrealized gains. As of December 31, 2017, the Company had accrued $1,981 in capital gains incentive fees, of which $1,742 was based on unrealized gains and $239 was based on realized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. The Company paid FSIC IV Advisor $239 in capital gains incentive fees during the three months ended March 31, 2018. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(3)
During the three months ended March 31, 2018 and 2017, $51 and $92, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC IV Advisor and the remainder related to other reimbursable expenses. The Company paid $78 and $203 in administrative services expenses to FSIC IV Advisor during the three months ended March 31, 2018 and 2017, respectively.

(4)
During the three months ended March 31, 2018 and 2017, the Company expensed offering costs of  $0 and $381, respectively, all of which related to reimbursements to FSIC IV Advisor for offering costs incurred on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC IV Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock.

(5)
During the three months ended March 31, 2017, the Company accrued $666 for expense recoupments payable to FSIC IV Advisor under the expense reimbursement agreement (see “—Expense Reimbursement” below). As of March 31, 2018, the Company did not have any expense recoupments payable to FSIC IV Advisor.

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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

See Note 11 for information relating to the compensation of FS/KKR Advisor under the FS/KKR Advisor investment advisory and administrative services agreement.
Potential Conflicts of Interest
The members of the senior management and investment teams of FS/KKR Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, FS/KKR Advisor is the investment adviser to FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, Corporate Capital Trust, Inc. and Corporate Capital Trust II, and the officers, managers and other personnel of FS/KKR Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s stockholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For additional information regarding potential conflicts of interest, see the Company’s annual report on Form 10-K for the year ended December 31, 2017.
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
In an order dated June 4, 2013, or the FS Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC IV Advisor, including FS Energy and Power Fund, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and any future BDCs that are advised by FSIC IV Advisor or affiliated investment advisers. However, in connection with the investment advisory relationship with FS/KKR Advisor, and in an effort to mitigate potential future conflicts of interest, the Company’s board of directors authorized and directed that the Company (i) withdraw from the FS Order, except with respect to any transaction in which the Company participated in reliance on the FS Order prior to April 9, 2018, and (ii) rely on an exemptive relief order, dated April 3, 2018, that permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by FS/KKR Advisor or KKR Credit, with certain affiliates of FS/KKR Advisor.
Expense Reimbursement
Pursuant to an amended and restated expense support and conditional reimbursement agreement, dated as of October 9, 2015, by and between FS Investments and the Company, or the FSIC IV Advisor expense reimbursement agreement, FS Investments has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company’s distributions to stockholders will be paid from its offering proceeds or borrowings. However, because certain investments the Company may make, including preferred and common equity investments, may generate dividends and other distributions to the Company that are treated for tax purposes as a return of capital, a portion of the Company’s distributions to stockholders may also be deemed to constitute a return of capital to the extent that the Company may use such dividends or other distribution proceeds to fund its distributions to stockholders. Under those circumstances, FS Investments will not reimburse the Company for the portion of such distributions to stockholders that represent a return of capital, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Under the FSIC IV Advisor expense reimbursement agreement, FS Investments will reimburse the Company for expenses in an amount equal to the difference between the Company’s cumulative distributions paid to its stockholders in each quarter, less the sum of the Company’s net investment company taxable income, net capital gains and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.
Pursuant to the FSIC IV Advisor expense reimbursement agreement, the Company has a conditional obligation to reimburse FS Investments for any amounts funded by FS Investments under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which FS Investments funded such amount, the sum of the Company’s net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the cumulative distributions paid by the Company to its stockholders during such quarter; provided, however, that (i) the Company will only reimburse FS Investments for expense support payments made by FS Investments with respect to any calendar quarter to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of  (A) 1.75% of the Company’s average net assets attributable to shares of its common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to shares of its common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from FS Investments was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from FS Investments made during the same fiscal year); and (ii) the Company will not reimburse FS Investments for expense support payments made by FS Investments for any calendar quarter if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time FS Investments made the expense support payment to which such reimbursement payment relates. The Company is not obligated to pay interest on the reimbursements it is required to make to FS Investments under the expense reimbursement agreement. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, annual distribution fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.
During the three months ended March 31, 2018 and 2017, the Company did not accrue any amounts for expense reimbursements that FS Investments has agreed to pay and the Company did not have any reimbursements due from FS Investments.
As discussed above, under the expense reimbursement agreement, amounts reimbursed to the Company by FS Investments may become subject to repayment by the Company in the future. During the three months ended March 31, 2018 and 2017, no such repayments were made by the Company. During the three months ended March 31, 2017, the Company accrued $666 for expense recoupments payable to FS Investments. As of March 31, 2018, there were no unreimbursed expense support payments subject to future reimbursement by the Company.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The expense reimbursement agreement was terminated on April 9, 2018. See Note 11 for information relating to expense reimbursement under a new expense support and conditional reimbursement agreement entered into by and between FS/KKR Advisor and the Company, or the FS/KKR Advisor expense reimbursement agreement.
Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared and paid to stockholders on its common stock during the three months ended March 31, 2018 and 2017:
	Distribution(1)
For the Three Months Ended	Per Share	Amount
Fiscal 2017
March 31, 2017(2)	$0.18770	$2,917
Fiscal 2018
March 31, 2018	$0.17452	$5,247

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

The Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On March 8, 2018 and May 2, 2018, the Company’s board of directors declared regular monthly cash distributions for April 2018 through June 2018 and July 2018 through September 2018, respectively, each in the gross amount of  $0.067258 per share. The gross amount declared includes the portion of the annual distribution fee amount, which is an expense of the Company and not paid to stockholders. These distributions, less the annual distribution fee amount, have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a cash distribution, its stockholders will receive the distribution in cash unless they specifically “opt in” to the DRP so as to have their cash distributions reinvested in additional shares of the Company’s common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in the DRP.
On October 13, 2017, the Company amended and restated its DRP, or the amended DRP, which first applied to the reinvestment of cash distributions paid on or after November 29, 2017. Under the prior DRP, cash distributions to participating stockholders were reinvested in additional shares of the Company’s common stock at a purchase price equal to the net offering price in effect on the date of issuance. Under the amended DRP, cash distributions to participating stockholders will be reinvested in additional shares of the Company’s common stock at a purchase price determined by the Company’s board of directors or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per share of the Company’s common stock as determined in good faith by the Company’s board of directors or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

2.5% greater than the net asset value per share of the Company’s common stock as of such date. Although distributions paid in the form of additional shares of common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders who elect to participate in the DRP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Stockholders receiving distributions in the form of additional shares of common stock will be treated as receiving a distribution in the amount of the fair market value of the Company’s shares of common stock.
The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the DRP, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from FS Investments. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all. No portion of the distrubtions paid during the three months ended March 31, 2018 and 2017 was funded through the reimbursement of operating expenses by FS Investments.
The following table reflects the sources of the cash distributions paid to stockholders on a tax basis that the Company paid on its common stock during the three months ended March 31, 2018 and 2017:
	Three Months Ended March 31,
	2018		2017
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	5,247	100%	885	30%
Short-term capital gains proceeds from the sale of assets	—	—	2,032	70%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—
Total	$5,247	100%	$2,917	100%

(1)
During the three months ended March 31, 2018 and 2017, 94.0% and 97.6%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.6% and 2.1%, respectively, was attributable to non-cash accretion of discount and 4.4% and 0.3%, respectively, was attributable to paid-in-kind interest, or PIK, interest.

The Company’s net investment income on a tax basis for the three months ended March 31, 2018 and 2017 was $4,278 and $2,684, respectively. As of March 31, 2018 and December 31, 2017, the Company had $7,178 and $6,277, respectively, of undistributed net investment income and accumulated undistributed net realized gains on a tax basis.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The difference between the Company’s GAAP-basis net investment income (loss) and its tax-basis net investment income is primarily due to the reclassification of unamortized original issue discount, certain amendment fees and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company and the inclusion of a portion of the periodic net settlement payments due on its TRS in tax-basis net investment income.
The following table sets forth a reconciliation between GAAP-basis net investment income (loss) and tax-basis net investment income during the three months ended March 31, 2018 and 2017:
	Three Months Ended March 31,
	2018	2017
GAAP-basis net investment income (loss)	$3,913	$(221)
Reversal of incentive fee accrual on unrealized gains	(735)	682
Reclassification of unamortized original issue discount, amendment fees and prepayment fees	(20)	(185)
Tax-basis net investment income portion of total return swap payments	1,076	1,429
Accretion of discount on total return swap	208	603
Other miscellaneous differences	(164)	376
Tax-basis net investment income	$4,278	$2,684

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
As of March 31, 2018 and December 31, 2017, the components of accumulated earnings on a tax basis were as follows:
	March 31, 2018 (Unaudited)	December 31, 2017
Distributable ordinary income (net investment income and short-term capital gains)	$6,317	$5,882
Distributable capital gains (accumulated capital losses)	861	395
Other temporary differences	(1,357)	(2,318)
Net unrealized appreciation (depreciation) on investments and total return swap(1)	(252)	4,682
Total	$5,569	$8,641

(1)
As of March 31, 2018 and December 31, 2017, the gross unrealized appreciation on the Company’s investments and TRS was $3,390 and $5,256, respectively, and the gross unrealized depreciation on the Company’s investments was $3,642 and $574, respectively.

The aggregate cost of the Company’s investments, including the accretion of discount on the TRS, for U.S. federal income tax purposes totaled $257,101 and $263,356 as of March 31, 2018 and December 31, 2017, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the TRS, was $(252) and $4,682 as of March 31, 2018 and December 31, 2017, respectively.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2018 and December 31, 2017:
	March 31, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$136,228	$137,148	54%	$136,060	$137,737	51%
Senior Secured Loans—Second Lien	26,616	26,891	10%	34,677	35,420	13%
Senior Secured Bonds	20,481	19,156	7%	20,481	20,196	8%
Subordinated Debt	67,994	68,210	27%	69,585	71,532	27%
Equity/Other	4,511	4,696	2%	1,489	2,285	1%
Total	$255,830	$256,101	100%	$262,292	$267,170	100%
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2018 and December 31, 2017 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8. The investments underlying the TRS had a notional amount and market value of  $151,137 and $151,081, respectively as of March 31, 2018 and $151,866 and $151,348, respectively, as of December 31, 2017.
	March 31, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$251,679	$251,551	62%	$252,241	$252,500	60%
Senior Secured Loans—Second Lien	62,302	63,569	15%	70,362	72,005	17%
Senior Secured Bonds	20,481	19,156	5%	20,481	20,196	5%
Subordinated Debt	67,994	68,210	17%	69,585	71,532	17%
Equity/Other	4,511	4,696	1%	1,489	2,285	1%
Total	$406,967	$407,182	100%	$414,158	$418,518	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of March 31, 2018 and December 31, 2017, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2018, the Company had nine unfunded debt investments with aggregate unfunded commitments of  $9,774 and an unfunded equity/other commitment to purchase up to $4 in shares of series A units of Chisholm Oil and Gas, LLC. As of December 31, 2017, the Company had ten unfunded debt investments with aggregate unfunded commitments of  $11,076 and an unfunded equity/other commitment to purchase up to $4 in shares of Series A units of Chisholm Oil and Gas, LLC. The Company maintains sufficient cash on hand and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of March 31, 2018 and audited consolidated schedule of investments as of December 31, 2017.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2018 and December 31, 2017:
	March 31, 2018 (Unaudited)		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Capital Goods	67,434	26%	60,114	22%
Commercial & Professional Services	26,480	10%	26,622	10%
Consumer Durables & Apparel	6,930	3%	6,912	3%
Consumer Services	18,414	7%	27,553	10%
Diversified Financials	7,932	3%	8,839	3%
Energy	21,506	8%	24,874	9%
Food, Beverage & Tobacco	4,413	2%	4,374	2%
Health Care Equipment & Services	13,180	5%	13,223	5%
Insurance	14,796	6%	15,226	6%
Materials	35,201	14%	39,887	15%
Retailing	25,769	10%	26,110	10%
Software & Services	14,046	6%	13,436	5%
Total	$256,101	100%	$267,170	100%

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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

As of March 31, 2018 and December 31, 2017, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:
Valuation Inputs	March 31, 2018 (Unaudited)		December 31, 2017
	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—	—
Level 3—Significant unobservable inputs	256,101	748	267,170	868
Total	$256,101	$748	$267,170	$868

The Company’s investments consist primarily of debt investments that were either acquired directly from the issuer or traded on an over-the-counter market for institutional investors. Debt investments, for which broker quotes are not available are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income or revenues, or, in limited instances, book value or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if the Company’s board of directors determines that the cost of such investment is the best indication of its fair value. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements. Except as described above, the Company values its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by independent third-party pricing services and screened for validity by such services.
The Company values the TRS in accordance with the agreements between Cheltenham Funding and Citibank that collectively established the TRS, which agreements are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The valuation committee of the Company’s board of directors, or the valuation committee, and the board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis. To the extent the valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. See Note 8 for additional information regarding the TRS.
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
The following is a reconciliation for the three months ended March 31, 2018 and 2017 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Three Months Ended March 31, 2018
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$137,737	$35,420	$20,196	$71,532	$2,285	$267,170
Accretion of discount (amortization of premium)	36	9	—	78	—	123
Net realized gain (loss)	—	447	—	3	—	450
Net change in unrealized appreciation (depreciation)	(757)	(468)	(1,040)	(1,731)	(611)	(4,607)
Purchases	1,948	—	—	—	2,758	4,706
Paid-in-kind interest	14	—	—	—	265	279
Sales and repayments	(1,830)	(8,517)	—	(1,672)	(1)	(12,020)
Net transfers in or out of Level 3	—	—	—	—	—	—
Fair value at end of period	$137,148	$26,891	$19,156	$68,210	$4,696	$256,101
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(737)	$4	$(1,040)	$(1,657)	$(610)	$(4,040)

	For the Three Months Ended March 31, 2017
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$41,296	$5,843	$2,045	$13,502	$624	$63,310
Accretion of discount (amortization of premium)	18	14	—	37	—	69
Net realized gain (loss)	157	169	—	(7)	—	319
Net change in unrealized appreciation (depreciation)	609	151	66	677	(62)	1,441
Purchases	55,323	13,914	13,835	32,343	511	115,926
Paid-in-kind interest	9	—	—	—	—	9
Sales and repayments	(9,615)	(3,000)	—	(2,346)	—	(14,961)
Net transfers in or out of Level 3	—	—	—	—	—	—
Fair value at end of period	$87,797	$17,091	$15,946	$44,206	$1,073	$166,113
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$728	$249	$66	$702	$(62)	$1,683

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the three months ended March 31, 2018 and 2017 of the total return swap for which significant unobservable inputs (Level 3) were used in determining the fair value:
	For the Three Months Ended March 31,
	2018	2017
Fair value at beginning of period	$868	$2,422
Accretion of discount (amortization of premium)	—	—
Net realized gain (loss)	2,477	1,675
Net change in unrealized appreciation (depreciation)	(120)	1,681
Sales and repayments	(2,477)	(1,675)
Net transfers in or out of Level 3		—
Fair value at end of period	$748	$4,103
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to the total return swap still held at the reporting date	$(120)	$1,681

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2018 and December 31, 2017 were as follows:
Type of Investment	Fair Value at March 31, 2018 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$119,183	Market Comparables	Market Yield (%)	7.3% – 12.3%	9.7%
	17,965	Market Quotes	Indicative Dealer Quotes	97.8% – 101.5%	99.8%
Senior Secured Loans—Second Lien	6,779	Market Comparables	Market Yield (%)	9.0% – 12.4%	11.1%
	20,112	Market Quotes	Indicative Dealer Quotes	99.8% – 102.0%	100.9%
Senior Secured Bonds	4,292	Market Comparables	Market Yield (%)	9.1% – 10.6%	9.7%
	14,864	Market Quotes	Indicative Dealer Quotes	86.3% – 100.1%	92.5%
Subordinated Debt	9	Market Comparables	EBITDA Multiples (x)	10.8x – 11.3x	11.0x
	68,201	Market Quotes	Indicative Dealer Quotes	79.0% – 108.5%	99.2%
Equity/Other	4,696	Market Comparables	EBITDA Multiples (x)	5.3x – 27.8x	8.2x
		Option Valuation Model	Volatility (%)	30.0% – 30.0%	30.0%
Total	$256,101
Total Return Swap	$748	Market Quotes	Indicative Dealer Quotes	56.5% – 101.7%	98.1%

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2017	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$118,198	Market Comparables	Market Yield (%)	8.0% – 12.0%	9.2%
	19,539	Market Quotes	Indicative Dealer Quotes	97.7% – 101.5%	99.6%
Senior Secured Loans—Second Lien	6,790	Market Comparables	Market Yield (%)	8.3% – 11.7%	10.5%
	28,630	Market Quotes	Indicative Dealer Quotes	99.8% – 103.3%	101.3%
Senior Secured Bonds	4,382	Market Comparables	Market Yield (%)	7.7% – 10.2%	8.9%
	15,814	Market Quotes	Indicative Dealer Quotes	95.5% – 100.6%	98.0%
Subordinated Debt	11	Market Comparables	EBITDA Multiples (x)	10.5x – 11.0x	10.8x
	71,521	Market Quotes	Indicative Dealer Quotes	91.1% – 108.5%	101.2%
Equity/Other	2,285	Market Comparables	EBITDA Multiples (x)	5.5x – 23.5x	9.5x
		Option Valuation Model	Volatility (%)	30.0% – 30.0%	30.0%
Total	$267,170
Total Return Swap	$868	Market Quotes	Indicative Dealer Quotes	58.3% – 101.5%	97.4%

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

Note 8. Financing Arrangements
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2018 and December 31, 2017. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2017 and the additional disclosure set forth in this Note 8.
	As of March 31, 2018 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage	L+1.25%	$19,900	$30,100	December 26, 2018(2)
Citibank Total Return Swap	Total Return Swap	L+1.60%	$151,137	$23,863	N/A(3)
	As of December 31, 2017
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage	L+1.25%	$19,900	$30,100	September 27, 2018(2)
Citibank Total Return Swap	Total Return Swap	L+1.60%	$151,866	$23,134	N/A(3)

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
As described below, this facility generally is terminable upon 270 days’ notice by either party. As of March 31, 2018 and December 31, 2017, neither party to the facility had provided notice of its intent to terminate the facility.

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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

BNP Facility
On February 10, 2017, the Company’s wholly-owned financing subsidiary, Broomall Funding LLC, or Broomall Funding, entered into a committed facility arrangement, or the BNP facility, with BNP Paribas Prime Brokerage International, Ltd., or BNPP, pursuant to which Broomall Funding may borrow, beginning March 1, 2017, and from time to time thereafter, up to $50,000 from BNPP. Under the terms of the BNP facility, as amended, the maximum committed financing available to Broomall Funding is $50,000, the interest rate payable on borrowings under the committed facility agreement is three-month LIBOR plus 125 basis points and the commitment fee payable under the committed facility agreement is (a) 65 basis points on unused amounts so long as 75% or more of the facility amount is utilized or (b) 85 basis points on unused amounts if less than 75% of the facility amount is utilized.
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
For the three months ended March 31, 2018 and 2017, the components of total interest expense for the BNP facility were as follows:
	Three Months Ended March 31,
	2018	2017
Direct interest expense	$158	$—
Non-usage fees	64	37
Amortization of deferred financing costs	—	9
Total interest expense	$222	$46

For the three months ended March 31, 2018, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:
Three Months Ended March 31, 2018
Cash paid for interest expense(1)	$287
Average borrowings under the facility	$19,900
Effective interest rate on borrowings (including the effect of non-usage fees)	4.91%
Weighted average interest rate (including the effect of non-usage fees)	4.46%

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
Citibank Total Return Swap
Counterparty	Description	Termination Date	Value as of March 31, 2018
Citibank	A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate.	Citibank may terminate the TRS on or after July 19, 2018, unless certain specified events permit Citibank to terminate the TRS on an earlier date. Cheltenham Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank, subject to an early termination fee if prior to the date 30 days before July 19, 2018.	$748
On January 19, 2016, the Company’s wholly-owned financing subsidiary, Cheltenham Funding, entered into the TRS for a portfolio of primarily senior secured floating rate loans with Citibank. The TRS, which has subsequently been amended multiple times to, among other things, increase the maximum aggregate notional amount of the portfolio of loans subject to the TRS from $20,000 initially, to $175,000, and extend the date that Citibank or the Company may terminate the TRS any time on or after July 19, 2018.
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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Each individual loan in the portfolio of loans subject to the TRS, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement, including a requirement that substantially all of the loans underlying the TRS be rated by Moody’s or S&P, and quoted by nationally recognized pricing services. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Cheltenham Funding receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. Cheltenham Funding pays to Citibank interest at a rate equal to one-month LIBOR, plus (a) 1.60% per annum prior to the Portfolio Criteria Satisfaction Date and (b) thereafter, 1.50% per annum, in both cases on the full utilized notional amount of the loans subject to the TRS.
Under the terms of the TRS, Cheltenham Funding may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying loans below a specified amount. The amount of collateral required to be posted by Cheltenham Funding is determined primarily on the basis of the aggregate value of the underlying loans. The terms of the TRS with Citibank, the counter-party, incorporate a master netting arrangement. If Cheltenham Funding enters into another derivative with the counter-party, it could be offset with the TRS. As of March 31, 2018 and December 31, 2017, there were no other contracts to offset the TRS.
Except as required under the Guarantee, the Company has no contractual obligation to post any such additional collateral (as described above) or to make any interest payments to Citibank. When the Guarantee is no longer in effect and payment thereunder to satisfy Cheltenham Funding’s obligations is no longer required, the Company may, but is not obligated to, increase its equity investment in Cheltenham Funding for the purpose of funding any additional collateral or payment obligations for which Cheltenham Funding may become obligated during the term of the TRS. If the Company does not make any such additional investment in Cheltenham Funding and Cheltenham Funding fails to meet its obligations under the TRS, then Citibank will have the right to terminate the TRS and seize the cash collateral posted by Cheltenham Funding under the TRS. In the event of an early termination of the TRS prior to the ramp-down period, Cheltenham Funding would be required to pay an early termination fee. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Cheltenham Funding to Citibank for the period from the termination date through and including July 19, 2018. Such monthly payments will equal the product of  (x) 85%, multiplied by (y) the maximum notional amount of the TRS ($175,000 as of March 31, 2018), multiplied by (z) 1.60% or 1.50% per annum, as applicable.
Cheltenham Funding will be required to pay an early termination fee to Citibank if it elects to terminate the TRS at any time before 30 days prior to July 19, 2018. If the TRS had been terminated as of March 31, 2018, Cheltenham Funding would have been required to pay an early termination fee of  $713. Other than during the first 90 days and last 30 days of the term of the TRS, Cheltenham Funding is required to pay a minimum usage fee if less than 85% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 85% but less than 100% of the maximum notional amount of the TRS is utilized.
As of March 31, 2018 and December 31, 2017, the fair value of the TRS was $748 and $868, respectively, which is reflected on the Company’s consolidated balance sheets as unrealized appreciation on total return swap. As of March 31, 2018 and December 31, 2017, the receivable due on the TRS was $694 and $795, respectively, which is reflected on the Company’s consolidated balance sheets as a receivable due on total return swap.
As of March 31, 2018 and December 31, 2017, the Company posted $70,500 in cash collateral held by Citibank, (of which only $57,500 and $57,806, respectively, was required to be posted). The cash collateral held by Citibank is reflected in the Company’s consolidated balance sheets as due from counterparty. The

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding on its consolidated balance sheets as of March 31, 2018 and December 31, 2017.
For the three months ended March 31, 2018 and 2017, transactions in the TRS resulted in $2,477 and $1,675, respectively, of net realized gain (loss) on the total return swap and $(120) and $1,681, respectively, in net change in unrealized appreciation (depreciation) on total return swap, both of which are reported on the Company’s consolidated statements of operations.
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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The following is a summary of the underlying loans subject to the TRS as of March 31, 2018:
Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
American Bath Group, LLC(4)	Capital Goods	L+525	1.0%	9/30/23	$3,782	$3,978	$196
American Bath Group, LLC	Capital Goods	L+975	1.0%	9/30/24	2,760	3,000	240
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	6,617	6,155	(462)
Avaya Inc.	Technology Hardware & Equipment	L+475	1.0%	12/15/24	9,875	10,037	162
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+825	1.0%	7/10/23	3,238	3,208	(30)
Dayton Superior Corp.	Materials	L+800	1.0%	11/15/21	3,725	3,533	(192)
Diamond Resorts International, Inc.	Consumer Services	L+450	1.0%	9/2/23	6,723	6,999	276
Elo Touch Solutions, Inc.	Technology Hardware & Equipment	L+600	1.0%	10/25/23	2,967	3,012	45
FullBeauty Brands Holdings Corp.	Consumer Durables & Apparel	L+475	1.0%	10/14/22	4,607	2,740	(1,867)
Gulf Finance, LLC	Energy	L+525	1.0%	8/25/23	4,707	4,458	(249)
Inmar, Inc.	Software & Services	L+800	1.0%	5/1/25	6,895	7,000	105
Interior Logic Group, Inc.	Capital Goods	L+600	1.0%	3/1/24	6,582	6,803	221
Ivanti Software, Inc.	Software & Services	L+425	1.0%	1/20/24	2,512	2,477	(35)
LBM Borrower, LLC	Capital Goods	L+375	1.0%	8/20/22	8,543	8,654	111
LBM Borrower, LLC(4)	Capital Goods	L+925	1.0%	8/20/23	2,876	2,998	122
LD Intermediate Holdings, Inc.	Software & Services	L+570	1.0%	12/9/22	6,975	6,820	(155)
MORSCO, Inc.	Capital Goods	L+700	1.0%	10/31/23	2,925	3,081	156
nThrive, Inc.	Health Care Equipment & Services	L+450	1.0%	10/19/22	5,648	5,740	92
P.F. Chang’s China Bistro, Inc.	Consumer Services	L+500	1.0%	9/1/22	7,239	7,058	(181)
P2 Upstream Acquisition Co.	Energy	L+400	1.3%	10/30/20	2,419	2,536	117
P2 Upstream Acquisition Co.	Energy	L+800	1.0%	4/30/21	1,309	1,398	89
Peak 10 Holding Corp.	Software & Services	L+725	1.0%	8/1/25	4,582	4,645	63
Quest Software US Holdings Inc.	Software & Services	L+550	1.0%	10/31/22	9,121	9,322	201
Specialty Building Products Holdings, LLC	Capital Goods	L+600	1.0%	10/26/23	6,427	6,727	300
Strike, LLC	Energy	L+800	1.0%	11/30/22	2,886	3,005	119
ThermaSys Corp.	Capital Goods	L+400	1.3%	5/3/19	3,312	3,365	53
TKC Holdings, Inc.(4)	Retailing	L+800	1.0%	2/1/24	7,772	7,889	117
TravelCLICK, Inc.(4)	Software & Services	L+775	1.0%	11/6/21	4,070	4,210	140
Westbridge Technologies, Inc.(4)	Software & Services	L+850	1.0%	4/28/23	4,808	4,894	86
WP CPP Holdings, LLC	Capital Goods	L+775	1.0%	4/30/21	2,184	2,330	146
York Risk Services Holding Corp.(4)	Insurance	L+375	1.0%	10/1/21	3,051	3,009	(42)
Total					$151,137	$151,081	(56)
Total TRS Accrued Income and Liabilities:							804
Total TRS Fair Value:							$748

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

(2)
The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2018 and December 31, 2017, three-month LIBOR was 2.31% and 1.69%, respectively.

(3)
The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

(4)
Security is also held directly by the Company or one of its wholly-owned subsidiaries as of March 31, 2018 and/or December 31, 2017.

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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights
The following is a schedule of financial highlights of the Company for the three months ended March 31, 2018 and the year ended December 31, 2017:
	Three Months Ended March 31, 2018 (Unaudited)	Year Ended December 31, 2017
Per Share Data:(1)
Net asset value, beginning of period	$11.12	$10.96
Results of operations(2)
Net investment income	0.12	0.25
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.05)	0.58
Net increase (decrease) in net assets resulting from operations	0.07	0.83
Stockholder distributions(3)
Distributions from net investment income	(0.17)	(0.65)
Distributions from net realized gain on investments	—	(0.09)
Net decrease in net assets resulting from stockholder distributions	(0.17)	(0.74)
Capital share transactions
Issuance of common stock(4)	—	0.07
Repurchases of common stock(5)	—	—
Net increase in net assets resulting from capital share transactions	—	0.07
Net asset value, end of period	$11.02	$11.12
Shares outstanding, end of period	31,790,638	31,614,476
Total return(6)	0.64%	8.34%
Total return (without assuming reinvestment of distributions)(6)	0.63%	8.21%
Ratio/Supplemental Data:
Net assets, end of period	$350,368	$351,537
Ratio of net investment income to average net assets(7)	3.82%	2.32%
Ratio of operating expenses to average net assets(7)	3.74%	5.27%
Ratio of net expenses to average net assets(7)	3.47%	5.26%
Portfolio turnover(8)	1.75%	38.13%
Total amount of senior securities outstanding, exclusive of treasury securities	$113,537	$113,960
Asset coverage per unit(9)	4.09	4.08

(1)
Per share data may be rounded in order to recompute the ending net asset value per share.

(2)
The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)
The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)
The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the DRP. The issuance of common stock at an offering price, net of selling commissions, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)
The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during each period.

(6)
The total return for each period presented was calculated based on the change in net asset value during the applicable period, including the impact of distributions reinvested in accordance with the DRP. The total return (without assuming reinvestment of distributions) for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total returns do not consider the effect of any selling commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The total returns include the

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculations of total returns in the table should not be considered representations of the Company’s future total returns, which may be greater or less than the returns shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total returns on the Company’s investment portfolio during the applicable period and do not represent actual returns to stockholders.
(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2018 are annualized, with the exception of capital gains incentive fees. Annualized ratios for the three months ended March 31, 2018 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2018. The following is a schedule of supplemental ratios for the three months ended March 31, 2018 and for the year ended December 31, 2017:

	Three Months Ended March 31, 2018 (Unaudited)	Year Ended December 31, 2017
Ratio of accrued capital gains incentive fees to average net assets	(0.21)%	0.44%
Ratio of offering costs to average net assets	—	0.53%
Ratio of interest expense to average net assets	0.25%	0.26%
(8)
Portfolio turnover for the three months ended March 31, 2018 is not annualized.

(9)
Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 11. Subsequent Events
On April 9, 2018, the Company entered into the FS/KKR Advisor investment advisory and administrative services agreement, which replaced the FSIC IV Advisor investment advisory and administrative services agreement. Pursuant to the FS/KKR Advisor investment advisory and administrative services agreement, FS/KKR Advisor is entitled to an annual base management fee based on the average weekly value of the Company’s gross assets and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears, and is calculated at an annual rate of 1.50% of the average weekly value of the Company’s gross assets.
The incentive fee consists of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, and equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on the Company’s adjusted capital, equal to 1.75% per quarter, or an annualized hurdle rate of 7.0%. As a result, FS/KKR Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.75%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS/KKR Advisor will be entitled to a “catch-up” fee equal to the amount of the Company’s pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.1875%, or 8.75% annually, of the value of the Company’s net assets. Thereafter, FS/KKR Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.
The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Subsequent Events (continued)

FS/KKR Advisor investment advisory and administrative services agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the incentive fee on capital gains based on net realized and unrealized gains; however, the fee payable to FS/KKR Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized.
Pursuant to the FS/KKR Advisor investment advisory and administrative services agreement, FS/KKR Advisor also oversees the Company’s day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities and other administrative services. FS/KKR Advisor also performs, or oversees the performance of, the Company’s corporate operations and required administrative services, which includes being responsible for the financial records that the Company is required to maintain and preparing reports for the Company’s stockholders and reports filed with the SEC. In addition, FS/KKR Advisor assists the Company in calculating its net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others.
Pursuant to the FS/KKR Advisor investment advisory and administrative services agreement, the Company reimburses FS/KKR Advisor for expenses necessary to perform services related to its administration and operations, including FS/KKR Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to the Company on behalf of FS/KKR Advisor. The Company reimburses FS/KKR Advisor no less than monthly for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement is set at the lesser of  (1)  FS/KKR Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FS/KKR Advisor allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of FS/KKR Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to it based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to FS/KKR Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.
On April 9, 2018, concurrently with the Company’s entry into the FS/KKR Advisor investment advisory and administrative services agreement, the Company entered into the FS/KKR Advisor expense support and conditional reimbursement agreement, which replaced the FSIC IV Advisor expense support and conditional reimbursement agreement and has substantially similar terms.

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

•
actual and potential conflicts of interest with FS/KKR Advisor, FS Investments, KKR Credit or any of their respective affiliates;

•
the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•
our use of financial leverage;

•
the ability of FS/KKR Advisor to locate suitable investments for us and to monitor and administer our investments;

•
the ability of FS/KKR Advisor or its affiliates to attract and retain highly talented professionals;

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
Our investment activities are managed by FS/KKR Advisor and supervised by our board of directors, a majority of whom are independent. Under the FS/KKR Advisor investment advisory and administrative services agreement, we have agreed to pay FS/KKR Advisor an annual base management fee based on the average weekly value of our gross assets and an incentive fee based on our performance.
Our investment activities were managed by FSIC IV Advisor until April 9, 2018 and thereafter have been managed by FS/KKR Advisor. FSIC IV Advisor previously engaged GDFM to act as our investment sub-adviser. GDFM resigned as our investment sub-adviser and terminated the investment sub-advisory agreement on April 9, 2018.
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We have identified and intend to focus on the following investment categories, which we believe will allow us to generate an attractive total return with an acceptable level of risk.
Direct Originations:   We intend to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not generally make equity investments independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.
Opportunistic:   We intend to seek to capitalize on market price inefficiencies by investing in loans, bonds and other securities where the market price of such investment reflects a lower value than deemed warranted by our fundamental analysis. We believe that market price inefficiencies may occur due to, among other things, general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community. We seek to allocate capital to these securities that have been misunderstood or mispriced by the market and where we believe there is an opportunity to earn an attractive return on our investment. Such opportunities may include event driven investments, anchor orders (i.e., certain opportunities that are originated and then syndicated by a commercial or investment bank, but where we provide a capital commitment significantly above the average syndicate participant) and CLOs.
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

We may also invest in anchor orders. In these types of investments, we may receive fees, preferential pricing or other benefits not available to other lenders in return for our significant capital commitment. Our decision to provide an anchor order to a syndicated transaction is predicated on a rigorous credit analysis, our familiarity with a particular company, industry or financial sponsor, and the broader investment experiences of our investment adviser.
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
Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FS/KKR Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments. The senior secured loans, second lien secured loans and senior secured bonds in which we invest generally have stated terms of three to seven years and subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. Our debt investments may be rated by a NRSRO and, in such case, generally will carry a rating below investment grade.
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
Expenses
Our primary operating expenses include the payment of management and incentive fees and other expenses under the FS/KKR Advisor investment advisory and administrative services agreement, interest expense from financing arrangements and other indebtedness, and other expenses necessary for our operations. The management and incentive fees compensate FS/KKR Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.
FS/KKR Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. FS/KKR Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FS/KKR Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
Pursuant to the FS/KKR Advisor investment advisory and administrative services agreement, we reimburse FS/KKR Advisor for expenses necessary to perform services related to our administration and operations, including FS/KKR Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to us on behalf of FS/KKR Advisor. We reimburse FS/KKR Advisor no less than monthly for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of  (1) FS/KKR Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FS/KKR Advisor allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of FS/KKR Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to FS/KKR Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.
We bear all other expenses of our operations and transactions, including all other expenses incurred by FS/KKR Advisor in performing services for us and administrative personnel paid by FS Investments and KKR Credit.
In addition, we have contracted with State Street Bank and Trust Company to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by FS/KKR Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.
For additional information regarding our expense reimbursement arrangement with FS Investments and, as of April 9, 2018, with FS/KKR Advisor, see Note 4 and Note 11 to our unaudited consolidated financial statements included herein.

Portfolio Investment Activity for the Three Months Ended March 31, 2018 and for the Year Ended December 31, 2017
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2018 and the year ended December 31, 2017:
Net Investment Activity	For the Three Months Ended March 31, 2018	For the Year Ended December 31, 2017
Purchases	$4,706	$271,224
Sales and Repayments	(12,020)	(72,672)
Net Portfolio Activity	$(7,314)	$198,552

	For the Three Months Ended March 31, 2018		For the Year Ended December 31, 2017
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$1,948	41%	$126,953	47%
Senior Secured Loans—Second Lien	—	—	37,116	14%
Senior Secured Bonds	—	—	42,700	16%
Subordinated Debt	—	—	63,617	23%
Equity/Other	2,758	59%	838	0%
Total	$4,706	100%	$271,224	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2018 and December 31, 2017:
	March 31, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$136,228	$137,148	54%	$136,060	$137,737	51%
Senior Secured Loans—Second Lien	26,616	26,891	10%	34,677	35,420	13%
Senior Secured Bonds	20,481	19,156	7%	20,481	20,196	8%
Subordinated Debt	67,994	68,210	27%	69,585	71,532	27%
Equity/Other	4,511	4,696	2%	1,489	2,285	1%
Total	$255,830	$256,101	100%	$262,292	$267,170	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2018 and December 31, 2017 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8 to our unaudited consolidated financial statements included herein. The investments underlying the TRS had a notional amount and market value of  $151,137 and $151,081, respectively, as of March 31, 2018 and $151,866 and $151,348, respectively, as of December 31, 2017.
	March 31, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$251,679	$251,551	62%	$252,241	$252,500	60%
Senior Secured Loans—Second Lien	62,302	63,569	15%	70,362	72,005	17%
Senior Secured Bonds	20,481	19,156	5%	20,481	20,196	5%
Subordinated Debt	67,994	68,210	17%	69,585	71,532	17%
Equity/Other	4,511	4,696	1%	1,489	2,285	1%
Total	$406,967	$407,182	100%	$414,158	$418,518	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2018 and December 31, 2017:
	March 31, 2018	December 31, 2017
Number of Portfolio Companies	44	45
% Variable Rate (based on fair value)	64.1%	64.8%
% Fixed Rate (based on fair value)	34.1%	34.4%
% Non-Income Producing Equity/Other Investments (based on fair value)	0.5%	0.8%
% Income Producing Equity/Other Investments (based on fair value)	1.3%	0.0%
Average Annual EBITDA of Portfolio Companies	$96,200	$99,700
Weighted Average Purchase Price of Debt Investments (as a % of par)	99.2%	99.1%
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.7%	9.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.8%	9.2%
Based on our regular monthly gross cash distribution amount of  $0.067258 per share as of March 31, 2018 and our distribution reinvestment price of  $11.15 as of such date, the gross annualized distribution rate, which includes annualized distribution fees, was 7.24% as of March 31, 2018. The net annualized distribution rate to stockholders, which excludes annual distribution fees, was 6.29% as of March 31, 2018 based on our distribution reinvestment price of  $11.15. During the three months ended March 31, 2018, our total return was 0.64% and our total return without assuming reinvestment of distributions was 0.63%.
Based on our regular weekly gross cash distribution amount of  $0.015521 per share as of December 31, 2017 and our distribution reinvestment price of  $11.15 as of such date, the gross annualized distribution rate, which includes annualized distribution fees, was 7.24% as of December 31, 2017. The net annualized distribution rate to stockholders, which excludes annual distribution fees, was 6.27% as of December 31, 2017 based on our distribution reinvestment price of  $11.15. During the year ended December 31, 2017, our total return was 8.34% and our total return without assuming reinvestment of distributions was 8.21%.
Our estimated gross portfolio yield may be higher than a stockholder’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield and total return figures do not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield, total returns and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and, in the future, may be greater or less than the rates set forth above. See the section entitled “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2017 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnote 6 to the financial highlights table included in Note 10 to our unaudited consolidated financial statements included herein for information regarding calculations of our total returns.
Direct Originations
The following tables present certain selected information regarding our direct originations for the three months ended March 31, 2018 and the year ended December 31, 2017:
New Direct Originations	For the Three Months Ended March 31, 2018	For the Year Ended December 31, 2017
Total Commitments (including unfunded commitments)	$3,808	$106,756
Exited Investments (including partial paydowns)	(363)	(2,231)
Net Direct Originations	$3,445	$104,525

	For the Three Months Ended March 31, 2018		For the Year Ended December 31, 2017
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$1,050	28%	$97,874	92%
Senior Secured Loans—Second Lien	—	—	6,000	6%
Senior Secured Bonds	—	—	2,334	2%
Subordinated Debt	—	—	—	—
Equity/Other	2,758	72%	548	0%
Total	$3,808	100%	$106,756	100%

	For the Three Months Ended March 31, 2018	For the Year Ended December 31, 2017
Average New Direct Origination Commitment Amount	$1,269	$5,338
Weighted Average Maturity for New Direct Originations	11/2/23	8/6/23
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	24.3%	9.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	24.3%	9.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	9.7%	8.8%
The following table presents certain selected information regarding our direct originations as of March 31, 2018 and December 31, 2017:
Characteristics of All Direct Originations Held in Portfolio	March 31, 2018	December 31, 2017
Number of Portfolio Companies	25	24
Average Annual EBITDA of Portfolio Companies	$54,248	$54,440
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	4.5x	4.4x
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.5%	9.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	9.6%	9.3%
Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2018 and December 31, 2017:
	March 31, 2018		December 31, 2017
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$133,251	52%	$130,046	49%
Opportunistic	74,976	29%	86,229	32%
Broadly Syndicated/Other	47,874	19%	50,895	19%
Total	$256,101	100%	$267,170	100%

See Note 6 to our unaudited consolidated financial statements included herein for additional information regarding the composition of our investment portfolio by industry classification.

Portfolio Asset Quality
In addition to various risk management and monitoring tools, FS/KKR Advisor uses, and FSIC IV Advisor historically used, an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FS/KKR Advisor uses, and FSIC IV Advisor historically used, an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:
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
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2018 and December 31, 2017:
	March 31, 2018		December 31, 2017
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$4,439	2%	$367	0%
2	219,884	86%	266,803	100%
3	31,778	12%	—	—
4	—	—	—	—
5	—	—	—	—
Total	$256,101	100%	$267,170	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three Months Ended March 31, 2018 and 2017
Revenues
Our investment income for the three months ended March 31, 2018 and 2017 was as follows:
	Three Months Ended March 31,
	2018		2017
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$6,089	95%	$1,976	59%
Paid-in-kind interest income	279	4%	9	0%
Fee income	30	1%	1,374	41%
Dividend income	15	0%	—	—
Total investment income(1)	$6,413	100%	$3,359	100%

(1)
Such revenues represent $6,031 and $3,281 of cash income earned as well as $382 and $78 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2018 and 2017, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our portfolio increases.
Fee income is transaction based, and typically consists of prepayment fees and structuring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.
Expenses
Our operating expenses for the three months ended March 31, 2018 and 2017 were as follows:
	Three Months Ended March 31,
	2018	2017
Management fees	$1,857	$1,027
Capital gains incentive fees	(735)	697
Administrative services expenses	78	100
Stock transfer agent fees	50	70
Accounting and administrative fees	51	24
Interest expense	222	46
Distribution fees	621	316
Offering costs	—	381
Directors’ fees	284	89
Expenses associated with our independent audit and related fees	63	70
Legal fees	20	19
Printing fees	73	75
Other	148	89
Total operating expenses	2,732	3,003
Management fee waiver	(232)	(89)
Add: Expense recoupment to sponsor	—	666
Net expenses	$2,500	$3,580

The following table reflects selected expense ratios as a percent of average net assets for the three months ended March 31, 2018 and 2017 were as follows:
	Three Months Ended March 31,
	2018	2017
Ratio of operating expenses to average net assets	0.78%	1.60%
Ratio of management fee waiver to average net assets	(0.07)%	(0.05)%
Ratio of expense recoupment to sponsor to average net assets	—	0.35%
Ratio of net operating expenses to average net assets	0.71%	1.90%
Ratio of capital gains incentive fees, interest expense and offering costs to average net assets(1)	0.15%	(0.59)%
Ratio of net operating expenses to average net assets, excluding certain expenses	0.86%	1.31%

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

Expense Reimbursement
During the three months ended March 31, 2018 and 2017, we did not accrue any amounts for expense reimbursements that FS Investments has agreed to pay. During the three months ended March 31, 2018 and 2017, we accrued $0 and $666, respectively, for expense recoupments payable to FS Investments. See “—Overview—Expenses” for a discussion of the FSIC IV Advisor expense reimbursement agreement.
Net Investment Income (Loss)
Our net investment income (loss) totaled $3,913 ($0.12 per share) and $(221) ($(0.01) per share) for the three months ended March 31, 2018 and 2017, respectively.
Net Realized Gains or Losses
Our net realized gains (losses) on investments and the total return swap for the three months ended March 31, 2018 and 2017, were as follows:
	Three Months Ended March 31,
	2018	2017
Net realized gain (loss) on investments(1)	$450	$319
Net realized gain (loss) on total return swap	2,477	1,675
Total net realized gain (loss)	$2,927	$1,994

(1)
We sold investments and received principal repayments of  $10,186 and $1,834, respectively, during the three months ended March 31, 2018 and $6,017 and $8,944, respectively, during the three months ended March 31, 2017.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap
Our net change in unrealized appreciation (depreciation) on investments and the total return swap for the three months ended March 31, 2018 and 2017, were as follows:
	Three Months Ended March 31,
	2018	2017
Net change in unrealized appreciation (depreciation) on investments	$(4,607)	$1,441
Net change in unrealized appreciation (depreciation) on total return swap	(120)	1,681
Total net change in unrealized appreciation (depreciation)	$(4,727)	$3,122

During the three months ended March 31, 2018, the net unrealized depreciation on our investments was primarily driven by lower valuations of our senior secured bonds and subordinated debt. The net change in unrealized appreciation (depreciation) on our investments and TRS during the three months ended March 31, 2017 was primarily driven by the performance of our senior secured loans and subordinated debt positions.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended March 31, 2018 and 2017, the net increase (decrease) in net assets resulting from operations was $2,113 ($0.07 per share) and $4,895 ($0.28 per share), respectively.
Financial Condition, Liquidity and Capital Resources
Overview
As of March 31, 2018, we had $33,459 in cash, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $70,500 in cash held as collateral by Citibank under the terms of the TRS. In addition, as of March 31, 2018, we had $30,100 in borrowings available under our financing arrangement. As of March 31, 2018, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of March 31, 2018, we had nine unfunded debt investments with aggregate unfunded commitments of  $9,774 and an unfunded equity/other commitment to purchase up to $4 in shares of series A units of Chisholm Oil and Gas, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
We currently generate cash primarily from the issuance of shares under the DRP plan and from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of FS/KKR Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “—Financing Arrangements.”
Prior to investing in securities of portfolio companies, we invest the cash received from fees, interest and dividends earned from our investments and from the issuance of shares under the DRP, as well as principal repayments and proceeds from sales of our investments primarily in cash, cash equivalents, including money market funds, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.
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
The following table presents summary information with respect to our outstanding financing arrangements as of March 31, 2018:
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage	L+1.25%	$19,900	$30,100	December 26, 2018(2)
Citibank Total Return Swap	Total Return Swap	L+1.60%	$151,137	$23,863	N/A(3)

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
As described in Note 8 to our unaudited consolidated financial statements included herein, this facility generally is terminable upon 270 days’ notice by either party. As of March 31, 2018, neither party to the facility had provided notice of its intent to terminate the facility.

(3)
The TRS may be terminated by Cheltenham Funding at any time, subject to payment of an early termination fee if prior to July 19, 2018, or by Citibank on or after July 19, 2018, in each case, in whole or in part, upon prior written notice to the other party.

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
Our first distribution was declared for stockholders of record as of January 12, 2016. We previously declared regular cash distributions on a quarterly basis and paid such distribution on a monthly basis to stockholders of record, as determined on a weekly basis. Subject to applicable legal restrictions and the sole discretion of our board of directors, following the closing of our public offering, we intend to declare regular cash distributions on a monthly basis and pay such distributions on a monthly basis. The gross amount declared by our board of directors is reduced for annual distribution fees. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date that shares of our common stock are issued to such stockholder. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC IV Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a non-taxable distribution) will be mailed to our stockholders. No portion of the distributions paid during the three months ended March 31, 2018 was funded through the reimbursement of operating expenses by FS Investments.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we declared and paid to stockholders on our common stock during the three months ended March 31, 2018 and 2017:
	Distribution(1)
For the Three Months Ended	Per Share	Amount
Fiscal 2017
March 31, 2017(2)	$0.18770	$2,917
Fiscal 2018
March 31, 2018	$0.17452	$5,247

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

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the three months ended March 31, 2018 and 2017.
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
Valuation of Portfolio Investments
We determine the net asset value of our investment portfolio each quarter. Securities are valued at fair value as determined in good faith by our board of directors. In connection with that determination, FS/KKR Advisor provides our board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.
ASC 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board, or the FASB, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:
•
our quarterly fair valuation process begins with FS/KKR Advisor’s management team reviewing and documenting valuations of each portfolio company or investment, which valuations may be obtained from an independent third-party valuation service, if applicable;

•
FS/KKR Advisor’s management team then provides the valuation committee with the preliminary valuations for each portfolio company or investment;

•
preliminary valuations are then discussed with the valuation committee;

•
the valuation committee reviews the preliminary valuations and FS/KKR Advisor’s management team, together with our independent third-party valuation services, if applicable, supplement the preliminary valuations to reflect any comments provided by the valuation committee;

•
following its review, the valuation committee will recommend that our board of directors approve our fair valuations; and

•
our board of directors discusses the valuations and determines the fair value of each such investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of FS/KKR Advisor, the valuation committee and any independent third-party valuation services, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, our board of directors may use any approved independent third-party pricing or valuation services. However, our board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FS/KKR Advisor or any approved independent third-party valuation or pricing service that our board of directors deems to be reliable in determining fair value under the circumstances. Below is a description of factors that FS/KKR Advisor’s management team, any approved independent third-party valuation services and our board of directors may consider when determining the fair value of our investments.
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

FS/KKR Advisor’s management team, any approved independent third-party valuation services and our board of directors may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. FS/KKR Advisor’s management team, any approved independent third-party valuation services and our board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as our board of directors, in consultation with FS/KKR Advisor’s management team and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.
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
The fair values of our investments are determined in good faith by our board of directors. Our board of directors is responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. Our board of directors has delegated day-to-day responsibility for implementing our valuation policy to FS/KKR Advisor’s management team, and has authorized FS/KKR Advisor’s management team to utilize independent third-party valuation and pricing services that have been approved by our board of directors. The valuation committee is responsible for overseeing FS/KKR Advisor’s implementation of the valuation process.
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
Effective January 1, 2018, we adopted ASC Topic 606, using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption. We did not identify any in-scope contracts that had not been completed as of the date of adoption and, as a result, we did not recognize a cumulative effect on stockholders’ equity in connection with the adoption of the new revenue recognition guidance.

The new revenue recognition guidance applies to all entities and all contracts with customers to provide goods or services in the ordinary course of business, excluding, among other things, financial instruments as well as certain other contractual rights and obligations. Under the new revenue recognition guidance, which we have applied to all new in-scope contracts as of the date of adoption, structuring and other upfront fees are recognized as revenue based on the transaction price as the performance obligation is fulfilled. The related performance obligation consists of structuring activities and is satisfied over time as such activities are performed. Consideration is variable and is constrained from being included in the transaction price until the uncertainty associated with the variable consideration is resolved, typically as of the trade date of the related transaction. Payment is typically due on the settlement date of the related transaction.
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
Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the three months ended March 31, 2018 and 2017, we did not incur any interest or penalties.
See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our significant accounting policies.
Contractual Obligations
We have entered into an agreement with FS/KKR Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/KKR Advisor investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FS/KKR Advisor is reimbursed for administrative expenses incurred on our behalf. See Notes 4 and 11 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under similar agreements with FSIC IV Advisor during the three months ended March 31, 2018 and 2017.
A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at March 31, 2018 is as follows:
		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
BNP Facility(2)	December 26, 2018	$19,900	$19,900	—	—	—

(1)
Amounts outstanding under the financing arrangement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
At March 31, 2018, $30,100 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days notice by either party. As of March 31, 2018, neither party to the facility had provided notice of its intent to terminate the facility.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Item 3.
Quantitative and Qualitative Disclosures About Market Risk. (dollar amounts in thousands)

We are subject to financial market risks, including changes in interest rates. As of March 31, 2018, 64.1% of our portfolio investments (based on fair value) paid variable interest rates, 34.1% paid fixed interest rates, 0.5% consisted of non-income producing equity/other investments and the remaining 1.3% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the FS/KKR Advisor investment advisory and administrative services agreement, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS/KKR Advisor with respect to our increased pre-incentive fee net investment income.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2018:
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Interest Income
Down 100 basis points	$(1,671)	$(96)	$(1,575)	(5.0)%
No change	—	—	—	—
Up 100 basis points	$1,671	$96	$1,575	5.0%
Up 300 basis points	$5,014	$289	$4,725	14.9%
Up 500 basis points	$8,357	$482	$7,875	24.8%

(1)
Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Cheltenham Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.60% per annum on the utilized notional amount of the loans subject to the TRS. As of March 31, 2018, all of the loans underlying the TRS (based on fair value) paid variable interest rates.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2018 and 2017, we did not engage in interest rate hedging activities.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”
Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
During the first quarter of 2018, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.
Risk Factors.

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this quarterly report on Form 10-Q, investors should consider carefully the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2017 and our additional filings with the SEC before making an investment in our common stock. All of the risk factors identified in Item 1A of our annual report on Form 10-K for the year ended December 31, 2017 that relate to our former investment adviser, FSIC IV Advisor, are generally applicable to our current investment adviser, FS/KKR Advisor.
Risks Related to FS/KKR Advisor and Its Affiliates
There may be conflicts of interest related to obligations FS/KKR Advisor’s senior management and investment teams have to our affiliates and to other clients.
The members of the senior management and investment teams of FS/KKR Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, FS/KKR Advisor is the investment adviser to FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, Corporate Capital Trust, Inc. and Corporate Capital Trust II, and the officers, managers and other personnel of FS/KKR Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FS/KKR Advisor to manage our day-to-day activities and to implement our investment strategy. FS/KKR Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FS/KKR Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments or KKR Credit. FS/KKR Advisor and its employees will devote only as much of its or their time to our business as FS/KKR Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information concerning our repurchases of shares of our Class T common stock pursuant to our share repurchase program during the quarter ended March 31, 2018:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 to January 31, 2018	113,036	$11.1549	113,036	(1)
February 1 to February 28, 2018	—	—	—	—
March 1 to March 31, 2018	—	—	—	—
Total	113,036	$11.1549	113,036	(1)

(1)
The maximum number of shares available for repurchase on January 10, 2018 was 170,512. A description of the calculation of the maximum number of shares of common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

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

10.3	Investment Advisory and Administrative Services Agreement, dated as of April 9, 2018, by and between FS Investment Corporation IV and FS/KKR Advisor, LLC (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on April 9, 2018).
10.4	Dealer Manager Agreement, dated as of September 21, 2015, by and among FS Investment Corporation IV, FSIC IV Advisor, LLC and FS2 Capital Partners, LLC (Incorporated by reference to Exhibit (h)(1) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).
10.5	Amended and Restated Dealer Manager Agreement, dated as of November 11, 2015, by and among FS Investment Corporation IV, FSIC IV Advisor, LLC and FS2 Capital Partners, LLC (Incorporated by reference to exhibit (h)(1) to Post-Effective Amendment No. 2 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on November 12, 2015).
10.6	Second Amended and Restated Dealer Manager Agreement, dated as of January 25, 2017, by and among the Registrant, FSIC IV Advisor, LLC and FS Investment Solutions, LLC (Incorporated by reference to exhibit (h)(1) to Post-Effective Amendment No. 7 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on February 2, 2017).
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

10.9	Escrow Agreement, dated as of September 21, 2015, by and among FS Investment Corporation IV, UMB Bank, N.A. and FS2 Capital Partners, LLC (Incorporated by reference to Exhibit (k)(1) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).

10.10	Amended and Restated Escrow Agreement, dated as of October 9, 2015, by and among FS Investment Corporation IV, UMB Bank, N.A. and FS2 Capital Partners, LLC (Incorporated by reference to Exhibit (k)(1) to Post-Effective Amendment No. 1 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 9, 2015).
10.11
Expense Support and Conditional Reimbursement Agreement, dated as of September 21, 2015, by and between FS Investment Corporation IV and Franklin Square Holdings, L.P. ( Incorporated by reference to Exhibit (k)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).

10.12	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of October 9, 2015, by and between FS Investment Corporation IV and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit (k)(2) to Post-Effective Amendment No. 1 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 9, 2015).
10.13	Expense Support and Conditional Reimbursement Agreement, dated as of April 9, 2018, by and between FS Investment Corporation IV and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on April 9, 2018)
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2018.
FS INVESTMENT CORPORATION IV
By:	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ William Goebel William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)