Form 10-Q
period 2018-06-30
FS Investment Corp IV
filed 2018-08-14
CIK 1637417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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
There were 31,569,628 shares of the registrant’s Class T common stock outstanding as of August 10, 2018.

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements.

FS Investment Corporation IV

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2018 (Unaudited)	December 31, 2017
Assets
Investments, at fair value (amortized cost—$261,277 and $262,292, respectively)	$262,195	$267,170
Cash	38,691	31,977
Due from counterparty	71,500	70,500
Receivable for investments sold and repaid	25	1,850
Interest receivable	3,216	3,128
Receivable due on total return swap(1)	938	795
Unrealized appreciation on total return swap(1)	—	868
Prepaid expenses and other assets	50	18
Total assets	$376,615	$376,306
Liabilities
Unrealized depreciation on total return swap(1)	$1,889	$—
Payable for investments purchased	1,242	—
Credit facility payable(1)	19,900	19,900
Stockholder distributions payable	804	258
Distribution fees payable	672	302
Management fees payable	1,415	1,596
Subordinated income incentive fees payable(2)	372	—
Accrued capital gains incentive fees(2)	828	1,981
Administrative services expense payable	106	47
Interest payable(1)	165	75
Directors’ fees payable	76	110
Other accrued expenses and liabilities	457	500
Total liabilities	27,926	24,769
Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.001 par value, 250,000,000 shares authorized, 31,791,118 and 31,614,476 shares issued and outstanding, respectively	32	32
Class I common stock, $0.001 par value, 350,000,000 shares authorized, none issued and outstanding	—	—
Capital in excess of par value	344,835	342,864
Accumulated undistributed net realized gains (losses) on investments and total return swap(4)	11,158	5,371
Accumulated undistributed distributions in excess of net investment income(4)	(6,365)	(2,476)
Net unrealized appreciation (depreciation) on investments and total return swap	(971)	5,746
Total stockholders’ equity	348,689	351,537
Total liabilities and stockholders’ equity	$376,615	$376,306
Net asset value per share of common stock at period end	$10.97	$11.12

(1)
See Note 8 for a discussion of the Company’s financing arrangements.

(2)
See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees and capital gains incentive fees.

(3)
See Note 9 for a discussion of the Company’s commitments and contingencies.

(4)
See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment income
Interest income	$6,026	$3,788	$12,115	$5,762
Paid-in-kind interest income	283	9	562	20
Fee income	528	585	558	1,959
Dividend income	—	—	15	—
Total investment income	6,837	4,382	13,250	7,741
Operating expenses
Management fees(1)	1,436	1,354	3,293	2,381
Subordinated income incentive fees(2)	372	—	372	—
Capital gains incentive fees(2)	(179)	214	(914)	911
Administrative services expenses	153	100	231	200
Stock transfer agent fees	50	37	100	107
Accounting and administrative fees	27	30	78	54
Interest expense(3)	236	205	458	251
Distribution fees	1,440	988	2,061	1,304
Offering costs	—	471	—	852
Directors’ fees	76	96	360	185
Other general and administrative expenses	240	264	544	517
Operating expenses	3,851	3,759	6,583	6,762
Management fee waiver(1)	(21)	(169)	(253)	(258)
Add: Expense recoupment to sponsor(4)	—	—	—	666
Net expenses	3,830	3,590	6,330	7,170
Net investment income (loss)	3,007	792	6,920	571
Realized and unrealized gain/loss
Net realized gain (loss) on investments	272	499	722	818
Net realized gain (loss) on total return swap(3)	2,588	3,388	5,065	5,063
Net change in unrealized appreciation (depreciation) on investments	647	751	(3,960)	2,192
Net change in unrealized appreciation (depreciation) on total return swap(3)	(2,637)	(1,245)	(2,757)	436
Total net realized and unrealized gain/loss	870	3,393	(930)	8,509
Net increase (decrease) in net assets resulting from operations	$3,877	$4,185	$5,990	$9,080
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.12	$0.19	$0.19	$0.46
Weighted average shares outstanding	31,649,628	21,946,297	31,649,011	19,645,725

(1)
See Note 4 for a discussion of the waiver by FSIC IV Advisor, LLC, the Company’s former investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(2)
See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees and capital gains incentive fees.

(3)
See Note 8 for a discussion of the Company’s financing arrangements.

(4)
See Note 4 for a discussion of expense reimbursements paid to the Company by its former investment adviser and affiliates and recoupment of such amounts paid by the Company to its former investment adviser and affiliates.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Six Months Ended June 30,
	2018	2017
Operations
Net investment income (loss)	$6,920	$571
Net realized gain (loss) on investments and total return swap(1)	5,787	5,881
Net change in unrealized appreciation (depreciation) on investments	(3,960)	2,192
Net change in unrealized appreciation (depreciation) on total return swap(1)	(2,757)	436
Net increase (decrease) in net assets resulting from operations	5,990	9,080
Stockholder distributions(2)
Distributions from net investment income	(10,809)	(5,597)
Distributions from net realized gain on investments	—	(2,032)
Net decrease in net assets resulting from stockholder distributions	(10,809)	(7,629)
Capital share transactions(3)
Issuance of common stock	—	109,381
Reinvestment of stockholder distributions	6,431	4,670
Repurchases of common stock	(4,460)	(738)
Net increase in net assets resulting from capital share transactions	1,971	113,313
Total increase (decrease) in net assets	(2,848)	114,764
Net assets at beginning of period	351,537	161,996
Net assets at end of period	$348,689	$276,760
Accumulated distributions in excess of net investment income(2)	$(6,365)	$(6,449)

(1)
See Note 8 for a discussion of the Company’s financing arrangements.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$5,990	$9,080
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(51,503)	(173,105)
Paid-in-kind interest	(562)	(20)
Proceeds from sales and repayments of investments	54,089	37,953
Net realized (gain) loss on investments	(722)	(818)
Net change in unrealized (appreciation) depreciation on investments	3,960	(2,192)
Net change in unrealized (appreciation) depreciation on total return swap(1)	2,757	(436)
Accretion of discount	(287)	(143)
Amortization of deferred financing costs	—	26
(Increase) decrease in due from counterparty	(1,000)	(18,500)
(Increase) decrease in receivable for investments sold and repaid	1,825	12,480
(Increase) decrease in interest receivable	(88)	(995)
(Increase) decrease in receivable due on total return swap(1)	(143)	(1,600)
(Increase) decrease in prepaid expenses and other assets	(32)	(17)
Increase (decrease) in payable for investments purchased	1,242	860
Increase (decrease) in distribution fees payable	370	608
Increase (decrease) in management fees payable	(181)	369
Increase (decrease) in subordinated income incentive fees payable	372	—
Increase (decrease) in accrued capital gains incentive fees	(1,153)	426
Increase (decrease) in administrative services expense payable	59	(58)
Increase (decrease) in interest payable(1)	90	70
Increase (decrease) in directors’ fees payable	(34)	24
Increase (decrease) in other accrued expenses and liabilities	(43)	66
Net cash provided by (used in) operating activities	15,006	(135,922)
Cash flows from financing activities
Issuance of common stock	—	109,381
Reinvestment of stockholder distributions	6,431	4,670
Repurchases of common stock	(4,460)	(738)
Stockholder distributions	(10,263)	(7,572)
Borrowings under credit facility(1)	10,000	24,800
Repayment under credit facility(1)	(10,000)	(4,900)
Deferred financing costs paid	—	(75)
Net cash provided by financing activities	(8,292)	125,566
Total increase (decrease) in cash	6,714	(10,356)
Cash at beginning of period	31,977	47,008
Cash at end of period	$38,691	$36,652
Supplemental disclosure
Excise and state taxes paid	$225	$43

(1)
See Note 8 for a discussion of the Company’s financing arrangements. During the six months ended June 30, 2018, the Company paid $368 in interest expense on the credit facility.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Unaudited Consolidated Schedule of Investments
As of June 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—40.8%
Actian Corp.		Software & Services	L+786	1.0%	6/30/22	$1,524	$1,524	$1,569
AG Group Merger Sub, Inc.		Commercial & Professional Services	L+750	1.0%	12/29/23	8,771	8,771	9,034
All Systems Holding LLC		Commercial & Professional Services	L+767	1.0%	10/31/23	3,341	3,341	3,441
AVF Parent, LLC		Retailing	L+725	1.3%	3/1/24	14,032	14,032	13,302
Borden Dairy Co.		Food, Beverage & Tobacco	L+821	1.0%	7/6/23	4,375	4,375	4,441
CSafe Acquisition Co., Inc.		Capital Goods	L+725	1.0%	11/1/21	9	9	8
CSafe Acquisition Co., Inc.	(e)	Capital Goods	L+725	1.0%	11/1/21	252	252	246
CSafe Acquisition Co., Inc.		Capital Goods	L+725	1.0%	10/31/23	2,244	2,244	2,182
CSafe Acquisition Co., Inc.	(e)	Capital Goods	L+725	1.0%	10/31/23	943	943	917
Dade Paper & Bag, LLC		Capital Goods	L+700	1.0%	6/10/24	424	424	420
Dade Paper & Bag, LLC		Capital Goods	L+750	1.0%	6/10/24	3,327	3,327	3,365
Eagle Family Foods Group LLC		Food, Beverage & Tobacco	L+650	1.0%	6/14/23	84	83	83
Eagle Family Foods Group LLC	(e)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	295	291	291
Eagle Family Foods Group LLC		Food, Beverage & Tobacco	L+650	1.0%	6/14/24	2,526	2,498	2,498
Empire Today, LLC		Retailing	L+800	1.0%	11/17/22	2,955	2,955	2,985
FullBeauty Brands Holdings Corp.		Consumer Durables & Apparel	L+800	1.0%	10/14/20	7,000	7,000	7,000
GC Agile Intermediate Holdings Ltd.	(e)(g)	Commercial & Professional Services	L+650		6/15/23	211	205	205
GC Agile Intermediate Holdings Ltd.	(g)	Commercial & Professional Services	L+650	1.0%	6/15/25	1,437	1,408	1,408
GC Agile Intermediate Holdings Ltd.	(e)(g)	Commercial & Professional Services	L+650	1.0%	6/15/25	690	676	676
GC Agile Intermediate Holdings Ltd.	(e)(g)	Commercial & Professional Services	L+650	1.0%	6/15/25	575	563	563
Harrison Gypsum, LLC		Materials	L+700	1.0%	4/29/24	2,682	2,656	2,651
Harrison Gypsum, LLC	(e)	Materials	L+700	1.0%	4/29/24	858	858	848
Hudson Technologies Co.	(g)	Commercial & Professional Services	L+725	1.0%	10/10/23	5,678	5,678	4,876
Hudson Technologies Co.	(e)(g)	Commercial & Professional Services	L+725	1.0%	10/10/23	1,359	1,359	1,167
Icynene U.S. Acquisition Corp.	(g)	Materials	L+700	1.0%	11/30/24	6,965	6,965	7,170
JSS Holdings, Inc.		Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	9,947	9,864	10,438
JSS Holdings, Inc.	(e)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	1,818	1,818	1,908
Kodiak BP, LLC		Capital Goods	L+725	1.0%	12/1/24	12,911	12,911	12,766
Kodiak BP, LLC	(e)	Capital Goods	L+725	1.0%	12/1/24	582	582	575
Murray Energy Corp.		Energy	L+900	1.0%	2/12/21	1,000	993	993
North Haven Cadence Buyer, Inc.	(e)	Consumer Services	L+500	1.0%	9/2/21	188	187	187
See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
North Haven Cadence Buyer, Inc.		Consumer Services	L+804	1.0%	9/2/22	$4,422	$4,422	$4,422
North Haven Cadence Buyer, Inc.	(e)	Consumer Services	L+750	1.0%	9/2/22	479	479	479
One Call Corp.		Health Care Equipment & Services	L+375, 6.0% PIK (6.0% Max PIK)		4/11/24	1,343	1,330	1,327
Power Distribution, Inc.		Capital Goods	L+725	1.3%	1/25/23	4,916	4,916	5,033
Propulsion Acquisition, LLC	(k)	Commercial & Professional Services	L+600	1.0%	7/13/21	8,324	8,228	8,240
Safariland, LLC		Capital Goods	L+768	1.1%	11/18/23	4,766	4,766	4,367
Sequel Youth and Family Services, LLC		Health Care Equipment & Services	L+776	1.0%	9/1/22	8,229	8,229	8,311
Sequel Youth and Family Services, LLC	(e)	Health Care Equipment & Services	L+700	1.0%	9/1/22	412	412	416
SSC (Lux) Limited S.Ã r.l.	(g)	Health Care Equipment & Services	L+750	1.0%	9/10/24	4,545	4,545	4,642
Strike, LLC	(k)	Energy	L+800	1.0%	5/30/19	305	304	307
Trace3, LLC	(h)	Software & Services	L+750	1.0%	6/6/23	3,097	3,097	3,136
VP Parent Holdings, Inc.		Software & Services	L+650	1.0%	5/22/25	8,222	8,142	8,148
Westbridge Technologies, Inc.	(k)	Software & Services	L+850	1.0%	4/28/23	2,925	2,875	2,976
York Risk Services Holding Corp.	(k)	Insurance	L+375	1.0%	10/1/21	985	979	958
Total Senior Secured Loans—First Lien							151,516	150,975
Unfunded Loan Commitments							(8,625)	(8,625)
Net Senior Secured Loans—First Lien							142,891	142,350
Senior Secured Loans—Second Lien—6.7%
Chisholm Oil and Gas Operating, LLC		Energy	L+800	1.0%	3/21/24	6,000	6,000	5,960
LBM Borrower, LLC	(k)	Capital Goods	L+925	1.0%	8/20/23	2,427	2,382	2,445
LTI Holdings, Inc.	(k)	Materials	L+875	1.0%	5/16/25	3,000	2,948	3,045
TKC Holdings, Inc.	(k)	Retailing	L+800	1.0%	2/1/24	8,500	8,487	8,528
TravelCLICK, Inc.	(k)	Software & Services	L+775	1.0%	11/6/21	3,365	3,379	3,367
Total Senior Secured Loans—Second Lien							23,196	23,345
Senior Secured Bonds—6.9%
APX Group, Inc.	(f)(k)	Consumer Services	7.9%		12/1/22	2,079	2,065	2,066
AssuredPartners, Inc.	(f)(k)	Insurance	7.0%		8/15/25	5,682	5,682	5,476
Avantor, Inc.	(f)(k)	Materials	6.0%		10/1/24	1,282	1,282	1,271
Black Swan Energy Ltd.	(g)	Energy	9.0%		1/20/24	1,334	1,334	1,321
Boyne USA Inc.	(f)(k)	Consumer Services	7.3%		5/1/25	16	17	17
See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
CSVC Acquisition Corp.	(f)(k)	Diversified Financials	7.8%		6/15/25	$9,183	$9,183	$7,446
DJO Finance LLC	(f)(k)	Health Care Equipment & Services	8.1%		6/15/21	723	729	734
Eagle Intermediate Global Holding B.V.	(f)(g)(k)	Consumer Durables & Apparel	7.5%		5/1/25	538	550	538
Genesys Telecommunications Laboratories, Inc.	(f)(k)	Software & Services	10.0%		11/30/24	428	476	477
JW Aluminum Co.	(f)(k)	Materials	10.3%		6/1/26	759	759	763
Pisces Midco Inc.	(f)(k)	Capital Goods	8.0%		4/15/26	730	717	705
Velvet Energy Ltd.	(g)	Energy	9.0%		10/5/23	3,000	3,000	3,135
Total Senior Secured Bonds							25,794	23,949
Subordinated Debt—18.6%
AmWINS Group, Inc.	(f)(h)	Insurance	7.8%		7/1/26	481	481	481
APX Group, Inc.	(f)(k)	Consumer Services	8.8%		12/1/20	569	510	545
Ascent Resources Utica Holdings, LLC	(f)(k)	Energy	10.0%		4/1/22	10,000	10,000	11,013
Avantor, Inc.	(f)(k)	Materials	9.0%		10/1/25	12,500	12,502	12,612
CEC Entertainment, Inc.	(f)(k)	Consumer Services	8.0%		2/15/22	7,297	6,949	6,458
ClubCorp Holdings, Inc.	(f)(h)(k)	Consumer Services	8.5%		9/15/25	1,946	1,873	1,851
Exterran Energy Solutions, L.P.	(f)(g)(k)	Capital Goods	8.1%		5/1/25	5,143	5,143	5,473
Great Lakes Dredge & Dock Corp.	(f)(g)(k)	Capital Goods	8.0%		5/15/22	7,000	7,000	7,162
P.F. Chang’s China Bistro, Inc.	(f)(k)	Consumer Services	10.3%		6/30/20	3,624	3,370	3,343
Quorum Health Corp.	(f)(k)	Health Care Equipment & Services	11.6%		4/15/23	491	489	492
S1 Blocker Buyer Inc.	(f)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	8	8	8
SRS Distribution Inc.	(f)(k)	Capital Goods	8.3%		7/1/26	2,180	2,170	2,184
Stars Group Holdings B.V.	(f)(g)(h)(k)	Consumer Services	7.0%		7/15/26	521	521	528
Surgery Center Holdings, Inc.	(f)(k)	Health Care Equipment & Services	6.8%		7/1/25	499	474	474
Team Health Holdings Inc	(f)(k)	Health Care Equipment & Services	6.4%		2/1/25	1,635	1,437	1,407
Vertiv Group Corp.	(f)(k)	Capital Goods	9.3%		10/15/24	2,903	2,830	2,876
York Risk Services Holding Corp.	(f)(k)	Insurance	8.5%		10/1/22	8,695	8,283	7,994
Total Subordinated Debt							64,040	64,901

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Equity/Other—2.2%
ASG Everglades Holdings, Inc., Warrants	(i)	Software & Services			6/27/22	12,081	$344	$340
Chisholm Oil and Gas, LLC, Series A Units	(i)(j)	Energy				75,000	75	61
CSF Group Holdings, Inc., Common Equity	(i)	Capital Goods				17,400	17	15
Escape Velocity Holdings, Inc., Common Equity	(i)	Software & Services				1,545	16	56
H.I.G. Empire Holdco, Inc., Common Equity	(i)	Retailing				14	41	40
JSS Holdco, LLC, Net Profits Interest	(i)	Capital Goods				—	—	59
JW Aluminum Co., Common Equity	(i)	Materials				41	—	—
JW Aluminum Co., Preferred Equity		Materials	12.5% PIK		11/17/25	1,003	4,158	6,262
North Haven Cadence TopCo, LLC, Common Equity	(i)	Consumer Services				208,333	208	323
PDI Parent LLC, Common Equity	(i)	Capital Goods				230,769	231	219
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services				4	39	51
SSC Holdco Limited, Common Equity	(g)(i)	Health Care Equipment & Services				11,364	227	224
Total Equity/Other							5,356	7,650
TOTAL INVESTMENTS—75.2%							$261,277	262,195
OTHER ASSETS IN EXCESS OF LIABILITIES—24.8%								86,494
NET ASSETS—100.0%								$348,689

Total Return Swap		Notional Amount	Unrealized Depreciation
Citibank TRS Facility (Note 8)	(g)	$129,781	$(1,889)

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2018, the three-month London Interbank Offered Rate, or LIBOR or “L,” was 2.34%. PIK means paid-in-kind.

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

(g)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2018, 90.4% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 89.3% of the Company’s total assets represented qualifying assets as of June 30, 2018.

(h)
Position or portion thereof unsettled as of June 30, 2018.

(i)
Security is non-income producing.

(j)
Security held within FSIC IV Investments, LLC, a wholly-owned subsidiary of the Company.

(k)
Security is classified as Level 2 in the Company’s fair value hierarchy (see Note 7).

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

FS Investment Corporation IV
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Westbridge Technologies, Inc.		Software & Services	L+850	1.0%	4/28/23	$2,963	$2,908	$2,940
York Risk Services Holding Corp.		Insurance	L+375	1.0%	10/1/21	990	983	971
Total Senior Secured Loans—First Lien							147,136	148,813
Unfunded Loan Commitments							(11,076)	(11,076)
Net Senior Secured Loans—First Lien							136,060	137,737
Senior Secured Loans—Second Lien—10.1%
Casablanca US Holdings Inc.		Consumer Services	L+900	1.0%	3/31/25	8,337	8,062	8,535
Chisholm Oil and Gas Operating, LLC		Energy	L+800	1.0%	3/21/24	6,000	6,000	5,999
JW Aluminum Co.		Materials	L+850	0.8%	11/17/20	779	779	791
LBM Borrower, LLC		Capital Goods	L+925	1.0%	8/20/23	2,427	2,379	2,440
LTI Holdings, Inc.		Materials	L+875	1.0%	5/16/25	3,000	2,944	3,052
TKC Holdings, Inc.		Retailing	L+800	1.0%	2/1/24	8,500	8,487	8,564
TravelCLICK, Inc.		Software & Services	L+775	1.0%	11/6/21	6,009	6,026	6,039
Total Senior Secured Loans—Second Lien							34,677	35,420
Senior Secured Bonds—5.7%
AssuredPartners, Inc.	(f)	Insurance	7.0%		8/15/25	5,682	5,682	5,691
Avantor, Inc.	(f)	Materials	6.0%		10/1/24	1,282	1,282	1,284
Black Swan Energy Ltd.	(g)	Energy	9.0%		1/20/24	1,334	1,334	1,344
CSVC Acquisition Corp.	(f)	Diversified Financials	7.8%		6/15/25	9,183	9,183	8,839
Velvet Energy Ltd.	(g)	Energy	9.0%		10/5/23	3,000	3,000	3,038
Total Senior Secured Bonds							20,481	20,196
Subordinated Debt—20.3%
Ascent Resources Utica Holdings, LLC	(f)	Energy	10.0%		4/1/22	10,000	10,000	10,806
Avantor, Inc.	(f)	Materials	9.0%		10/1/25	12,500	12,502	12,430
CEC Entertainment, Inc.	(f)	Consumer Services	8.0%		2/15/22	7,297	6,911	6,905
Coveris Holdings S.A.	(f)(g)	Materials	7.9%		11/1/19	14,529	14,448	14,502
Covey Park Energy LLC	(f)	Energy	7.5%		5/15/25	1,667	1,667	1,741
Exterran Energy Solutions, L.P.	(f)(g)	Capital Goods	8.1%		5/1/25	5,143	5,143	5,554
Great Lakes Dredge & Dock Corp.	(f)(g)	Capital Goods	8.0%		5/15/22	7,000	7,000	7,353
P.F. Chang’s China Bistro, Inc.	(f)	Consumer Services	10.3%		6/30/20	4,000	3,659	3,666
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	10	10	11
York Risk Services Holding Corp.	(f)	Insurance	8.5%		10/1/22	8,695	8,245	8,564
Total Subordinated Debt							69,585	71,532

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

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2017, the three-month London Interbank Offered Rate, or LIBOR or “L,” was 1.69%. PIK means paid-in-kind.

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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Investment Corporation IV, or the Company, was incorporated under the general corporation laws of the State of Maryland on February 25, 2015 and formally commenced investment operations on January 6, 2016. In November 2017, the Company closed its continuous public offering of common stock to new investors. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2018, the Company had two wholly-owned subsidiaries through which it has entered into financing arrangements, one wholly-owned subsidiary through which it holds an interest in a certain non-controlled and non-affiliated portfolio company and one wholly-owned subsidiary through which it may in the future enter into a financing arrangement. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2018. All significant intercompany transactions have been eliminated in consolidation.
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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The December 31, 2017 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification, or ASC, Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.
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
Capital Gains Incentive Fee: Pursuant to the terms of the FS/KKR Advisor investment advisory and administrative services agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the FS/KKR Advisor investment advisory and administrative services agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the incentive fee on capital gains based on net realized and unrealized gains; however, the fee payable to FS/KKR Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized.
The Company “looks through” its total return swap, or TRS, between its wholly-owned financing subsidiary Cheltenham Funding LLC, or Cheltenham Funding, and Citibank, N.A., or Citibank, in calculating the capital gains incentive fee. Under this methodology, the portion of the net settlement payments received by the Company pursuant to the TRS which would have represented net investment income to the Company had the Company held the loans underlying the TRS directly is treated as net investment income subject to the subordinated incentive fee on income payable to FS/KKR Advisor pursuant to the FS/KKR Advisor investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans underlying the TRS further reduces the capital gains incentive fee payable to FS/KKR Advisor with respect to realized gains. See Note 8 for additional information regarding the Company’s TRS.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

The terms of the incentive fee on capital gains were substantially similar under the FSIC IV Advisor investment advisory and administrative services agreement.
Subordinated Income Incentive Fee: Pursuant to the terms of the FS/KKR Advisor investment advisory and administrative services agreement, FS/KKR Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the FS/KKR Advisor investment advisory and administrative services agreement is calculated and payable quarterly in arrears, and equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.75% per quarter (1.875% under the FSIC IV Advisor investment advisory and administrative services agreement), or an annualized hurdle rate of 7.0% (7.5% under the FSIC IV Advisor investment advisory and administrative services agreement). For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s common stock (including proceeds from its distribution reinvestment plan) reduced for amounts paid for share repurchases pursuant to the Company’s share repurchase program. As a result, FS/KKR Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.75% (1.875% under the FSIC IV Advisor investment advisory and administrative services agreement). Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS/KKR Advisor will be entitled to a “catch-up” fee equal to the amount of the Company’s pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.1875%, or 8.75% annually (2.34375%, or 9.375% annually under the FSIC IV Advisor investment advisory and administrative services agreement), of the Company’s adjusted capital. Thereafter, FS/KKR Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.
Offering Costs: Offering costs primarily included, among other things, marketing expenses, certain government and regulatory affairs activities, and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the Company’s registration statement on Form N-2 and salaries and direct expenses of FSIC IV Advisor’s personnel, employees of its affiliates and others while engaged in such activities. The Company deferred and amortized such costs as an expense over twelve months as the Company raised proceeds in its continuous public offering. During the three and six months ended June 30, 2017, the Company expensed $471 and $852 of offering costs as it raised proceeds in its continuous public offering, which commenced on January 6, 2016. During the period from February 25, 2015 (Inception) to December 31, 2017, the Company incurred offering costs of  $9,358 which were paid on the Company’s behalf by FS Investments (see Note 4). In November 2017, the Company closed its continuous public offering to new investors.
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
Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2017 and the audited consolidated financial statements as of and for the year ended December 31, 2017 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2018. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.
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
Effective January 1, 2018, the Company adopted ACS Topic 606, Revenue from Contracts with Customers, or ASC Topic 606, using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption. The Company did not identify any in-scope contracts that had not been completed as of the date of adoption and, as a result, the Company did not recognize a cumulative effect on stockholders’ equity in connection with the adoption of the new revenue recognition guidance.
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
For the six months ended June 30, 2018, the Company recognized $54 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on its consolidated statements of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which the Company recorded structuring and other non-recurring upfront fees as income when earned. The Company has determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the six months ended June 30, 2018.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2018 and 2017:
	Six Months Ended June 30,
	2018		2017
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	—	$—	9,868,469	$113,601
Reinvestment of Distributions	576,472	6,431	420,486	4,670
Total Gross Proceeds	576,472	6,431	10,288,955	118,271
Upfront Selling Commissions and Dealer Manager Fees(1)	—	—	—	(4,220)
Net Proceeds to Company	576,472	6,431	10,288,955	114,051
Share Repurchase Program(2)	(399,830)	(4,460)	(66,790)	(738)
Net Proceeds from Share Transactions	176,642	$1,971	10,222,165	$113,313

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

During the period from July 1, 2018 to August 10, 2018, the Company issued 94,092 shares of Class T common stock pursuant to the DRP for gross proceeds of  $1,049 at an average price per share of  $11.15. For additional information regarding the terms of the DRP, see Note 5.
The Company has submitted to the SEC an application for an exemptive order to permit it to offer multiple classes of shares of common stock. On July 31, 2018, the Company filed a new registration statement to offer multiple classes of shares of common stock, with each class having a different upfront sales load and fee and expense structure. The Company intends to commence this offering upon receipt of an exemptive order from the SEC, although there is no assurance the Company will receive such relief.
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

Historically, the Company limited the number of shares of common stock to be repurchased during any calendar year to the lesser of  (i) the number of shares of common stock that the Company could repurchase with the proceeds it received from the issuance of shares of its common stock under the DRP and (ii) 10.0% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter. On May 9, 2017, the Company’s board of directors amended the share repurchase program. As amended, the Company limits the maximum number of shares of common stock to be repurchased for any repurchase offer to the greater of  (A) the number of shares of common stock that the Company can repurchase with the proceeds it has received from the sale of shares of common stock under the DRP during the twelve-month period ending on the date the applicable repurchase offer expires (less the amount of proceeds used to repurchase shares of common stock on each previous repurchase date for repurchase offers conducted during such twelve-month period) (the Company refers to this limitation as the twelve-month repurchase limitation) and (B) the number of shares of common stock that the Company can repurchase with the proceeds it received from the sale of shares of common stock under the DRP during the three-month period ending on the date the applicable repurchase offer expires (the Company refers to this limitation as the three-month repurchase limitation). In addition to this limitation, the maximum number of shares of common stock to be repurchased for any repurchase offer will also be limited to 10.0% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter. As a result, the maximum number of shares of common stock to be repurchased for any repurchase offer will not exceed the lesser of  (i) 10.0% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter, and (ii) whichever is greater of the twelve-month repurchase limitation described in clause (A) above and the three-month repurchase limitation described in clause (B) above. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. The actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The Company’s board of directors may amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice.
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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of its common stock pursuant to its share repurchase program during the six months ended June 30, 2018 and 2017:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2017
December 31, 2016	January 4, 2017	24,998	100%	0.17%	$10.9536	$274
March 31, 2017	April 5, 2017	41,792	100%	0.22%	$11.1070	464
Total		66,790				$738
Fiscal 2018
December 31, 2017	January 10, 2018	113,036	100%	0.36%	$11.1549	$1,261
March 31, 2018	April 2, 2018	286,794	100%	0.90%	$11.1549	3,199
Total		399,830				$4,460

On July 2, 2018, the Company repurchased 315,582 shares of common stock (representing 100% of the shares of common stock tendered for repurchase and 0.99% of the shares outstanding as of such date) at $11.1549 per share for aggregate consideration totaling $3,520.
Note 4. Related Party Transactions
Pursuant to the FS/KKR Advisor investment advisory and administrative services agreement, FS/KKR Advisor is entitled to an annual base management fee based on the average weekly value of the Company’s gross assets (gross assets equal the total assets of the Company as set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears, and is calculated at an annual rate of 1.50% of the average weekly value of the Company’s gross assets. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that FS/KKR Advisor may be entitled to under the FS/KKR Advisor investment advisory and administrative services agreement.
Pursuant to the FSIC IV Advisor investment advisory and administrative services agreement, FSIC IV Advisor was entitled to an annual base management fee equal to 2.0% of the average weekly value of the Company’s gross assets (gross assets equal the total assets of the Company as set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. Effective February 1, 2017, FSIC IV Advisor contractually agreed to permanently waive 0.25% of the base management fee to which it is entitled under the FSIC IV Advisor investment advisory and administrative services agreement, so that the fee received equaled 1.75% of the Company’s average weekly gross assets. Pursuant to the investment sub-advisory agreement, GDFM was entitled to receive 50% of all management and incentive fees payable to FSIC IV Advisor under the FSIC IV Advisor investment advisory and administrative services agreement with respect to each year.
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
Pursuant to the FS/KKR Advisor investment advisory and administrative services agreement, the Company reimburses FS/KKR Advisor for expenses necessary to perform services related to its administration and operations, including FS/KKR Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to the Company on behalf of FS/KKR Advisor. The Company reimburses FS/KKR Advisor no less than monthly for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement is set at the lesser of   (1) FS/KKR Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FS/KKR Advisor allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of FS/KKR Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to it based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to FS/KKR Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The administrative services provisions of the FSIC IV Advisor investment advisory and administrative services agreement were substantially similar to the administrative services provisions of the FS/KKR Advisor investment advisory and administrative services agreement.
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
FS Investments funded certain of the Company’s organization and offering costs in the amounts of  $0 and $9,675, respectively, for the six months ended June 30, 2018 and the period from February 25, 2015 (Inception) to December 31, 2017. Under the FSIC IV Advisor investment advisory and administrative services agreement, there was no liability on the Company’s part for the organization and offering costs funded by FSIC IV Advisor or its affiliates (including FS Investments) until the Company satisfied the minimum offering requirement on January 6, 2016. Since commencing its continuous public offering and through June 30, 2018, the Company paid total reimbursements of  $2,584 to FSIC IV Advisor and its affiliates for organization and offering costs funded by them. Following the closing of the Company’s continuous public offering to new investors in November 2017, no amounts were reimbursable to FS Investments and its affiliates under this arrangement.
The dealer manager for the Company’s continuous public offering was FS Investment Solutions, or the dealer manager agreement, which is one of the Company’s affiliates. Prior to the closing of the Company’s continuous public offering, the dealer manager was entitled under a second amended and restated dealer manager agreement, dated as of January 25, 2017, among the Company, FSIC IV Advisor and FS Investment Solutions, to receive upfront selling commissions and dealer manager fees in connection with the sale of shares of common stock in the Company’s continuous public offering, all or a portion of which could be reallowed to selected broker-dealers and financial representatives. The dealer manager reallowed to selected broker dealers and other financial representatives the upfront selling commissions and dealer manager fees, as applicable, it was entitled to receive, unless otherwise noted in the table below. The dealer manager agreement terminated in connection with the closing of the Company’s continuous public offering in November 2017.
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
The annual distribution fees accrue daily commencing upon the initial sale of shares of common stock in the Company’s continuous public offering until an investor reaches the sales charge cap, as defined below. The accruals as of and for the six months ended June 30, 2018 and 2017 reflect amounts beginning with the initial sale of shares of common stock in the Company’s continuous public offering through June 30, 2018 and 2017, respectively. The annual distribution fees are payable with respect to all shares of Class T

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

common stock, other than shares issued under the Company’s distribution reinvestment plan. The annual distribution fees will terminate for all Class T stockholders upon a liquidity event. In addition, the Company will stop paying the annual distribution fees with respect to any outstanding Class T share when the total underwriting compensation from the upfront selling commissions, dealer manager fees and annual distribution fees attributable to any share equals 7.25% of gross offering proceeds, or the sales charge cap. The sales charge cap applicable to certain shares, including shares sold prior to January 25, 2017, will be reduced by the amount of any upfront sales load that is waived for such shares or to otherwise account for any lower upfront sales load paid by an investor with respect to such shares.
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
The following table describes the fees and expenses the Company accrued under the FSIC IV Advisor investment advisory and administrative services agreement and the FS/KKR Advisor investment advisory and administrative services agreement, amounts recouped by FS Investments under the expense reimbursement agreement, as defined below, and fees that FS Investment Solutions received pursuant to the Company’s distribution plan and share repurchase program during the three and six months ended June 30, 2018 and 2017:
Related Party	Source	Description	Three Months Ended June 30,		Six Months Ended June 30,
			2018	2017	2018	2017
FSIC IV Advisor and FS/KKR Advisor	FSIC IV Advisor Investment Advisory and Administrative Services Agreement and FS/KKR Advisor Investment Advisory and Administrative Services Agreement	Base Management Fees(1)	$1,415	$1,185	$3,040	$2,123
FSIC IV Advisor and FS/KKR Advisor	FSIC IV Advisor Investment Advisory and Administrative Services Agreement and FS/KKR Advisor Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$372	—	$372	—
FSIC IV Advisor and FS/KKR Advisor	FSIC IV Advisor Investment Advisory and Administrative Services Agreement and FS/KKR Advisor Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fees(3)	$(179)	$214	$(914)	$911

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Related Party	Source	Description	Three Months Ended June 30,		Six Months Ended June 30,
			2018	2017	2018	2017
FSIC IV Advisor and FS/KKR Advisor	FSIC IV Advisor Investment Advisory and Administrative Services Agreement and FS/KKR Advisor Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$153	$100	$231	$200
FSIC IV Advisor and FS/KKR Advisor	FSIC IV Advisor Investment Advisory and Administrative Services Agreement and FS/KKR Advisor Investment Advisory and Administrative Services Agreement	Offering Costs(5)	—	$471	—	$852
FSIC IV Advisor and FS/KKR Advisor	FS Investments Expense Support and Conditional Reimbursement and FS/KKR Advisor Expense Reimbursement Agreement	Expense Recoupment(6)	—	—	—	$666
FS Investment Solutions	Distribution Plan	Distribution Fees(7)	$39	$27	$79	$42
FS Investment Solutions	Share Repurchase Program	Contingent Deferred Sales Charges(8)	—	—	—	$10

(1)
FSIC IV Advisor contractually agreed, effective February 1, 2017, to permanently waive 0.25% of its base management fee to which it is entitled under the FSIC IV Advisor investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of the Company’s weekly gross assets. As a result, the amounts shown for the three and six months ended June 30, 2018 are net of waivers of  $21 and $253, respectively, and the amounts shown for the three and six months ended June 30, 2017 are net of waivers of  $169 and $258, respectively. During the six months ended June 30, 2018 and 2017, $3,221 and $1,754, respectively, in base management fees were paid to FSIC IV Advisor. As of June 30, 2018, $1,415 in base management fees were payable to FSIC IV Advisor and FS/KKR Advisor.

(2)
During the six months ended June 30, 2018 and 2017, no amounts of subordinated incentive fees on income were paid to FSIC IV Advisor or FS/KKR Advisor. As of June 30, 2018, a subordinated incentive fee on income of  $372 was payable to FS/KKR Advisor.

(3)
During the six months ended June 30, 2018, the Company reversed $914 of capital gains incentive fees previously accrued based on the performance of its portfolio. During the six months ended June 30, 2017, the Company accrued capital gains incentive fees of  $911 based on the performance of its portfolio. As of June 30, 2018, the Company had accrued $828 in capital gains incentive fees, all of which was based on unrealized gains. As of December 31, 2017, the Company had accrued $1,981 in capital gains incentive fees, of which $1,742 was based on unrealized gains and $239 was based on realized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. The Company paid FSIC IV Advisor $239 in capital gains incentive fees during the six months ended June 30, 2018. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(4)
During the six months ended June 30, 2018 and 2017, $201 and $179, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC IV Advisor and the remainder related to other reimbursable expenses. The Company paid $172 and $258 in administrative services expenses to FSIC IV Advisor and FS/KKR Advisor during the six months ended June 30, 2018 and 2017, respectively.

(5)
During the six months ended June 30, 2018 and 2017, the Company expensed offering costs of  $0 and $852, respectively, all of which related to reimbursements to FSIC IV Advisor for offering costs incurred on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC IV Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

(6)
During the six months ended June 30, 2017, the Company accrued $666 for expense recoupments payable to FSIC IV Advisor under the expense reimbursement agreement (see “—Expense Reimbursement” below). As of June 30, 2018, the Company did not have any expense recoupments payable to FSIC IV Advisor and FS/KKR Advisor.

(7)
Represents the distribution fees retained by FS Investment Solutions and not re-allowed to selected broker-dealers or financial representatives.

(8)
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
In an order dated June 4, 2013, or the FS Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC IV Advisor, including FS Energy and Power Fund, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and any future BDCs that are advised by FSIC IV Advisor or its affiliated investment advisers. However, in connection with the investment advisory relationship with FS/KKR Advisor, and in an effort to mitigate potential future conflicts of interest, the Company’s board of directors authorized and directed that the Company (i) withdraw from the FS Order, except with respect to any transaction in which the Company participated in reliance on the FS Order prior to April 9, 2018, and (ii) rely on an exemptive relief order, dated April 3, 2018, that permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by FS/KKR Advisor or KKR Credit, with certain affiliates of FS/KKR Advisor.
Expense Reimbursement
Pursuant to an expense support and conditional reimbursement agreement, dated as of April 9, 2018, by and between FS/KKR Advisor and the Company, or the FS/KKR Advisor expense reimbursement agreement, FS/KKR Advisor has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company’s distributions to stockholders will be paid from its

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

offering proceeds or borrowings. However, because certain investments the Company may make, including preferred and common equity investments, may generate dividends and other distributions to the Company that are treated for tax purposes as a return of capital, a portion of the Company’s distributions to stockholders may also be deemed to constitute a return of capital to the extent that the Company may use such dividends or other distribution proceeds to fund its distributions to stockholders. Under those circumstances, FS/KKR Advisor will not reimburse the Company for the portion of such distributions to stockholders that represent a return of capital, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.
Under the FS/KKR Advisor expense reimbursement agreement, FS/KKR Advisor will reimburse the Company for expenses in an amount equal to the difference between the Company’s cumulative distributions paid to its stockholders in each quarter, less the sum of the Company’s net investment company taxable income, net capital gains and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts were not included in net investment company taxable income or net capital gains) in each quarter.
Pursuant to the FS/KKR Advisor expense reimbursement agreement, the Company has a conditional obligation to reimburse FS/KKR Advisor for any amounts funded by FS/KKR Advisor under such agreement if  (and only to the extent that), during any fiscal quarter occurring within three years of the date on which FS/KKR Advisor funded such amount, the sum of the Company’s net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the cumulative distributions paid by the Company to its stockholders during such quarter; provided, however, that (i) the Company will only reimburse FS/KKR Advisor for expense support payments made by FS/KKR Advisor with respect to any calendar quarter to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of  (A) 1.75% of the Company’s average net assets attributable to shares of its common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to shares of its common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from FS/KKR Advisor was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from FS/KKR Advisor made during the same fiscal year); and (ii) the Company will not reimburse FS/KKR Advisor for expense support payments made by FS/KKR Advisor for any calendar quarter if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time FS/KKR Advisor made the expense support payment to which such reimbursement payment relates. The Company is not obligated to pay interest on the reimbursements it is required to make to FS/KKR Advisor under the FS/KKR Advisor expense reimbursement agreement. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, annual distribution fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.
The FS/KKR Advisor expense reimbursement agreement replaced an amended and restated expense support and conditional reimbursement agreement with FS Investments, or the FS Investments expense reimbursement agreement. The FS Investments expense reimbursement agreement had substantially similar terms to the FS/KKR Advisor expense reimbursement agreement.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

During the six months ended June 30, 2018 and 2017, the Company did not accrue any amounts for expense reimbursements that FS Investments or FS/KKR Advisor had agreed to pay and the Company did not have any reimbursements due from FS Investments or FS/KKR Advisor.
As discussed above, under the FS Investments expense reimbursement agreement and the FS/KKR Advisor expense reimbursement agreement, amounts reimbursed to the Company by FS Investments or FS/KKR Advisor, respectively, may become subject to repayment by the Company in the future. During the six months ended June 30, 2018, no such repayments were made by the Company. During the six months ended June 30, 2017, the Company repaid $666 of expense recoupments to FS Investments under the FS Investments expense reimbursement agreement. As of June 30, 2018, there were no unreimbursed expense support payments subject to future reimbursement by the Company.
Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared and paid to stockholders on its common stock during the six months ended June 30, 2018 and 2017:
	Distribution(1)
For the Three Months Ended	Per Share	Amount
Fiscal 2017
March 31, 2017(2)	$0.18770	$2,917
June 30, 2017(2)	0.20171	4,712
Total	$0.38941	$7,629
Fiscal 2018
March 31, 2018	$0.17452	$5,247
June 30, 2018	0.17545	$5,562
Total	$0.34997	$10,809

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

The Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On May 2, 2018 and August 1, 2018, the Company’s board of directors declared regular monthly cash distributions for July 2018 through September 2018 and October 2018 through December 2018, respectively, each in the gross amount of  $0.067258 per share. The gross amount declared includes the portion of the annual distribution fee amount, which is an expense of the Company and not paid to stockholders. These distributions, less the annual distribution fee amount, have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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
The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of the Company’s common stock pursuant to its DRP, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from FS Investments. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all. No portion of the distributions paid during the six months ended June 30, 2018 and 2017 was funded through the reimbursement of operating expenses by FS Investments or FS/KKR Advisor.
The following table reflects the sources of the cash distributions paid to stockholders on a tax basis that the Company paid on its common stock during the six months ended June 30, 2018 and 2017:
	Six Months Ended June 30,
	2018		2017
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	10,809	100%	5,597	73%
Short-term capital gains proceeds from the sale of assets	—	—	2,032	27%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—
Total	$10,809	100%	$7,629	100%

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

(1)
During the six months ended June 30, 2018 and 2017, 94.3% and 97.9%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.5% and 1.8%, respectively, was attributable to non-cash accretion of discount and 4.2% and 0.3%, respectively, was attributed to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the six months ended June 30, 2018 and 2017 was $9,544 and $6,871, respectively. As of June 30, 2018 and December 31, 2017, the Company had $7,821 and $6,277, respectively, of undistributed net investment income and accumulated undistributed net realized gains on a tax basis.
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
The following table sets forth a reconciliation between GAAP-basis net investment income (loss) and tax-basis net investment income during the six months ended June 30, 2018 and 2017:
	Six Months Ended June 30,
	2018	2017
GAAP-basis net investment income (loss)	$6,920	$571
Reversal of incentive fee accrual on unrealized gains	(914)	802
Reclassification of unamortized original issue discount, amendment fees and prepayment fees	(143)	(186)
Tax-basis net investment income portion of total return swap payments	2,891	3,634
Accretion of discount on total return swap	361	815
Other miscellaneous differences	429	1,235
Tax-basis net investment income	$9,544	$6,871

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
As of June 30, 2018 and December 31, 2017, the components of accumulated earnings on a tax basis were as follows:
	June 30, 2018 (Unaudited)	December 31, 2017
Distributable ordinary income (net investment income and short-term capital gains)	$6,788	$5,882
Distributable capital gains (accumulated capital losses)	1,033	395
Other temporary differences	(1,765)	(2,318)
Net unrealized appreciation (depreciation) on investments and total return swap(1)	(2,164)	4,682
Total	$3,892	$8,641

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

(1)
As of June 30, 2018 and December 31, 2017, the gross unrealized appreciation on the Company’s investments and TRS was $918 and $5,256, respectively, and the gross unrealized depreciation on the Company’s investments was $3,082 and $574, respectively.

The aggregate cost of the Company’s investments, including the accretion of discount on the TRS, for U.S. federal income tax purposes totaled $262,470 and $263,356 as of June 30, 2018 and December 31, 2017, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis, including the TRS, was $(2,164) and $4,682 as of June 30, 2018 and December 31, 2017, respectively.
Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2018 and December 31, 2017:
	June 30, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$142,891	$142,350	54%	$136,060	$137,737	51%
Senior Secured Loans—Second Lien	23,196	23,345	9%	34,677	35,420	13%
Senior Secured Bonds	25,794	23,949	9%	20,481	20,196	8%
Subordinated Debt	64,040	64,901	25%	69,585	71,532	27%
Equity/Other	5,356	7,650	3%	1,489	2,285	1%
Total	$261,277	$262,195	100%	$262,292	$267,170	100%

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2018 and December 31, 2017 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8. The investments underlying the TRS had a notional amount and market value of  $129,781 and $127,073, respectively as of June 30, 2018 and $151,866 and $151,348, respectively, as of December 31, 2017.
	June 30, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$240,315	$236,477	61%	$252,241	$252,500	60%
Senior Secured Loans—Second Lien	55,553	56,291	14%	70,362	72,005	17%
Senior Secured Bonds	25,794	23,949	6%	20,481	20,196	5%
Subordinated Debt	64,040	64,901	17%	69,585	71,532	17%
Equity/Other	5,356	7,650	2%	1,489	2,285	1%
Total	$391,058	$389,268	100%	$414,158	$418,518	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of June 30, 2018 and December 31, 2017, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2018, the Company had thirteen unfunded debt investments with aggregate unfunded commitments of  $8,625. As of December 31, 2017, the Company had ten unfunded debt investments with aggregate unfunded commitments of  $11,076 and an unfunded equity/other commitment to purchase up to $4 in shares of Series A units of Chisholm Oil and Gas, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of June 30, 2018 and audited consolidated schedule of investments as of December 31, 2017.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2018 and December 31, 2017:
	June 30, 2018 (Unaudited)		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Capital Goods	$59,768	23%	$60,114	22%
Commercial & Professional Services	26,866	10%	26,622	10%
Consumer Durables & Apparel	7,538	3%	6,912	3%
Consumer Services	19,553	7%	27,553	10%
Diversified Financials	7,446	3%	8,839	3%
Energy	22,790	9%	24,874	9%
Food, Beverage & Tobacco	7,022	3%	4,374	2%
Health Care Equipment & Services	17,615	6%	13,223	5%
Insurance	14,909	6%	15,226	6%
Materials	33,764	13%	39,887	15%
Retailing	24,855	9%	26,110	10%
Software & Services	20,069	8%	13,436	5%
Total	$262,195	100%	$267,170	100%

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
As of June 30, 2018 and December 31, 2017, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:
Valuation Inputs	June 30, 2018 (Unaudited)		December 31, 2017
	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	113,771	—	—	—
Level 3—Significant unobservable inputs	148,424	(1,889)	267,170	868
Total	$262,195	$(1,889)	$267,170	$868

The Company’s investments consist primarily of debt investments that were either acquired directly from the issuer or traded on an over-the-counter market for institutional investors. Debt investments, for which broker quotes are not available are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if the Company’s board of directors determines that the cost of such investment is the best indication of its fair value. Such investments described above are typically classified as Level 3 within the fair value hierarchy. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements and are classified as Level 1 within the fair value hierarchy. Except as described above, the Company values its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by independent third-party pricing services and screened for validity by such services and are typically classified as Level 2 within the fair value hierarchy.
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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers and independent valuation firms, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. The valuation committee of the Company’s board of directors, or the valuation committee, and the board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation policy.
The following is a reconciliation for the six months ended June 30, 2018 and 2017 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Six Months Ended June 30, 2018
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$137,737	$35,420	$20,196	$71,532	$2,285	$267,170
Accretion of discount (amortization of premium)	29	—	—	—	2	31
Net realized gain (loss)	(19)	—	—	—	—	(19)
Net change in unrealized appreciation (depreciation)	(2,128)	(51)	74	(1)	1,498	(608)
Purchases	21,510	—	—	481	3,350	25,341
Paid-in-kind interest	46	—	—	—	516	562
Sales and repayments	(7,767)	(779)	—	(2)	(1)	(8,549)
Net transfers in or out of Level 3(1)	(19,539)	(28,630)	(15,814)	(71,521)	—	(135,504)
Fair value at end of period	$129,869	$5,960	$4,456	$489	$7,650	$148,424
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(2,057)	$(40)	$74	$(1)	$1,500	$(524)

	For the Six Months Ended June 30, 2017
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$41,296	$5,843	$2,045	$13,502	$624	$63,310
Accretion of discount (amortization of premium)	48	33	(21)	83	—	143
Net realized gain (loss)	175	182	248	213	—	818
Net change in unrealized appreciation (depreciation)	1,167	389	194	460	(18)	2,192
Purchases	74,361	31,184	26,018	41,009	533	173,105
Paid-in-kind interest	20	—	—	—	—	20
Sales and repayments	(18,687)	(6,848)	(5,216)	(7,202)	—	(37,953)
Net transfers in or out of Level 3	—	—	—	—	—	—
Fair value at end of period	$98,380	$30,783	$23,268	$48,065	$1,139	$201,635
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$1,312	$468	$194	$574	$(18)	$2,530

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

(1)
As of June 30, 2018, the Company determined to classify certain investments whose valuations were obtained from independent third-party pricing services as Level 2 in the fair value hierarchy as the Company identified significant other observable inputs in these market quotations. It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

The following is a reconciliation for the six months ended June 30, 2018 and 2017 of the total return swap for which significant unobservable inputs (Level 3) were used in determining the fair value:
	For the Six Months Ended June 30,
	2018	2017
Fair value at beginning of period	$868	$2,422
Accretion of discount (amortization of premium)	—	—
Net realized gain (loss)	5,065	5,063
Net change in unrealized appreciation (depreciation)	(2,757)	436
Sales and repayments	(5,065)	(5,063)
Net transfers in or out of Level 3		—
Fair value at end of period	$(1,889)	$2,858
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to the total return swap still held at the reporting date	$(2,757)	$436

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2018 and December 31, 2017 were as follows:
Type of Investment	Fair Value at June 30, 2018 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$113,182	Market Comparables	Market Yield (%)	8.7% – 14.2%	10.5%
	11,705	Other(2)	Other	N/A	N/A
	4,982	Cost	Cost	100.0% – 100.0%	100.0%
Senior Secured Loans—Second Lien	5,960	Market Comparables	Market Yield (%)	9.7% – 12.3%	11.0%
Senior Secured Bonds	4,456	Market Comparables	Market Yield (%)	7.5% – 9.5%	8.2%
Subordinated Debt	8	Market Comparables	EBITDA Multiples (x)	11.2x – 11.7x	11.4x
	481	Cost	Cost	100.0% – 100.0%	100.0%
Equity/Other	7,650	Market Comparables	EBITDA Multiples (x)	5.5x – 14.0x	7.7x
		Option Valuation Model	Volatility (%)	30.0% – 30.0%	30.0%
Total	$148,424
Total Return Swap	$(1,889)	Market Quotes	Indicative Dealer Quotes	40.0% – 101.2%	96.2%
Type of Investment	Fair Value at December 31, 2017	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$118,198	Market Comparables	Market Yield (%)	8.0% – 12.0%	9.2%
	19,539	Market Quotes	Indicative Dealer Quotes	97.7% – 101.5%	99.6%
Senior Secured Loans—Second Lien	6,790	Market Comparables	Market Yield (%)	8.3% – 11.7%	10.5%
	28,630	Market Quotes	Indicative Dealer Quotes	99.8% – 103.3%	101.3%
Senior Secured Bonds	4,382	Market Comparables	Market Yield (%)	7.7% – 10.2%	8.9%
	15,814	Market Quotes	Indicative Dealer Quotes	95.5% – 100.6%	98.0%
Subordinated Debt	11	Market Comparables	EBITDA Multiples (x)	10.5x – 11.0x	10.8x
	71,521	Market Quotes	Indicative Dealer Quotes	91.1% – 108.5%	101.2%
Equity/Other	2,285	Market Comparables	EBITDA Multiples (x)	5.5x – 23.5x	9.5x
		Option Valuation Model	Volatility (%)	30.0% – 30.0%	30.0%
Total	$267,170
Total Return Swap	$868	Market Quotes	Indicative Dealer Quotes	58.3% – 101.5%	97.4%

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

Note 8. Financing Arrangements
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2018 and December 31, 2017. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2017. Any significant changes to the Company’s financing arrangements during the three months ended June 30, 2018 are discussed below.
	As of June 30, 2018 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage	L+1.25%	$19,900	$30,100	March 27, 2019(2)
Citibank Total Return Swap	Total Return Swap	L+1.60%	$129,781	$45,219	N/A(3)
	As of December 31, 2017
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage	L+1.25%	$19,900	$30,100	September 27, 2018(2)
Citibank Total Return Swap	Total Return Swap	L+1.60%	$151,866	$23,134	N/A(3)

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
This facility generally is terminable upon 270 days’ notice by either party. As of June 30, 2018 and December 31, 2017, neither party to the facility had provided notice of its intent to terminate the facility.

(3)
The TRS may be terminated by Cheltenham Funding at any time, subject to payment of an early termination fee if prior to the date 30 days before January 19, 2019 (July 19, 2018 as of June 30, 2018 and January 19, 2018 as of December 31, 2017), or by Citibank on or after January 19, 2019 (July 19, 2018 as of June 30, 2018 and January 19, 2018 as of December 31, 2017), in each case, in whole or in part, upon prior written notice to the other party.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three and six months ended June 30, 2018 and 2017, the components of total interest expense for the Company’s financing arrangement were as follows:
	Three Months Ended June 30,
	2018			2017
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
BNP Facility(2)	$236	—	$236	$188	$17	$205
	Six Months Ended June 30,
	2018			2017
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
BNP Facility(2)	$458	—	$458	$225	$26	$251

(1)
Borrowings of the Company’s wholly-owned financing subsidiary are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)
Direct interest expense includes the effect of non-usage fees.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2018 were $19,237 and 4.74%, respectively. As of June 30, 2018, the Company’s effective interest rate on borrowings was 4.94%.
Citibank Total Return Swap
Counterparty	Description	Termination Date	Value as of June 30, 2018
Citibank	A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate.	Citibank may terminate the TRS on or after January 19, 2019 (July 19, 2018 as of June 30, 2018), unless certain specified events permit Citibank to terminate the TRS on an earlier date. Cheltenham Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank, subject to an early termination fee if prior to the date 30 days before January 19, 2019 (July 19, 2018 as of June 30, 2018).	$(1,889)

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

As of June 30, 2018 and December 31, 2017, the fair value of the TRS was $(1,889) and $868, respectively, which is reflected on the Company’s consolidated balance sheets as unrealized appreciation (depreciation) on total return swap. As of June 30, 2018 and December 31, 2017, the receivable due on the TRS was $938 and $795, respectively, which is reflected on the Company’s consolidated balance sheets as a receivable due on total return swap. As of June 30, 2018 and December 31, 2017, the Company posted $71,500 and 70,500, respectively, in cash collateral held by Citibank, of which only $49,723 and $57,806, respectively, was required to be posted. The cash collateral held by Citibank is reflected in the Company’s consolidated balance sheets as due from counterparty. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding on its consolidated balance sheets as of June 30, 2018 and December 31, 2017.
For the six months ended June 30, 2018 and 2017, transactions in the TRS resulted in net realized gain (loss) on total return swap of  $5,065 and $5,063, respectively, and unrealized appreciation (depreciation) on total return swap of  $(2,757) and $436, respectively, both of which are reported on the Company’s consolidated statements of operations.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The following is a summary of the underlying loans subject to the TRS as of June 30, 2018:
Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Accuride Corporation	Automobiles & Components	L+525	1.0%	11/17/23	$61	$61	$—
Acosta, Inc.	Media	L+325	1.0%	9/26/21	2,172	2,032	(140)
Advantage Sales & Marketing Inc.	Commercial & Professional Services	L+325	1.0%	7/23/21	470	462	(8)
Advantage Sales & Marketing Inc.	Commercial & Professional Services	L+650	1.0%	7/25/22	212	206	(6)
Aleris International, Inc.	Materials	L+475		2/27/23	493	493	—
American Bath Group, LLC	Capital Goods	L+975	1.0%	9/30/24	2,760	3,015	255
American Tire Distributors, Inc.	Retailing	L+425	1.0%	9/1/21	1,353	999	(354)
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	6,481	6,301	(180)
Avaya Inc.	Technology Hardware & Equipment	L+425		12/15/24	5,250	5,306	56
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+825	1.0%	7/10/23	3,238	3,143	(95)
Dayton Superior Corp.	Materials	L+800	1.0%	11/15/21	3,716	2,988	(728)
Diamond Resorts International, Inc.	Consumer Services	L+375	1.0%	9/2/23	7,568	7,701	133
Elo Touch Solutions, Inc.	Technology Hardware & Equipment	L+600	1.0%	10/31/23	2,587	2,633	46
EmployBridge, LLC	Commercial & Professional Services	L+500	1.0%	4/18/25	552	548	(4)
FPC Holdings, Inc.	Capital Goods	L+450	1.3%	11/18/22	528	524	(4)
Foresight Energy LLC	Materials	L+575	1.0%	3/28/22	2,170	2,165	(5)
FullBeauty Brands Holdings Corp.	Consumer Durables & Apparel	L+475	1.0%	10/14/22	4,595	1,935	(2,660)
Gulf Finance, LLC	Energy	L+525	1.0%	8/25/23	4,569	4,055	(514)
Inmar, Inc.	Software & Services	L+800	1.0%	5/1/25	6,895	7,000	105
Ivanti Software, Inc.	Software & Services	L+425	1.0%	1/20/24	2,506	2,491	(15)
J.C. Penney Corp., Inc.(3)	Retailing	L+425	1.0%	6/23/23	420	422	2
LBM Borrower, LLC	Capital Goods	L+375	1.0%	8/20/22	8,475	8,499	24
LBM Borrower, LLC(4)	Capital Goods	L+925	1.0%	8/20/23	2,876	3,000	124
LD Intermediate Holdings, Inc.	Software & Services	L+588	1.0%	12/9/22	6,930	7,084	154
MORSCO, Inc.	Capital Goods	L+700	1.0%	10/31/23	2,802	2,948	146
nThrive, Inc.	Health Care Equipment & Services	L+450	1.0%	10/19/22	5,634	5,670	36
P.F. Chang’s China Bistro, Inc.	Consumer Services	L+500	1.0%	9/1/22	3,350	3,432	82
P2 Upstream Acquisition Co.	Energy	L+400	1.3%	10/30/20	2,413	2,542	129
P2 Upstream Acquisition Co.	Energy	L+800	1.0%	4/30/21	1,309	1,386	77
Peak 10 Holding Corp.	Software & Services	L+725	1.0%	8/1/25	4,582	4,593	11
Sequa Mezzanine Holdings L.L.C.	Capital Goods	L+900	1.0%	4/28/22	434	430	(4)
SGS Cayman, L.P(3)	Software & Services	L+538	1.0%	4/23/21	370	368	(2)
Specialty Building Products Holdings, LLC	Capital Goods	L+600	1.0%	10/26/23	6,411	6,677	266
Strike, LLC	Energy	L+800	1.0%	11/30/22	2,848	2,970	122
Sutherland Global Services Inc.	Software & Services	L+538	1.0%	4/23/21	1,591	1,580	(11)
ThermaSys Corp.	Capital Goods	L+400	1.3%	5/3/19	3,288	3,344	56
TKC Holdings, Inc.(4)	Retailing	L+800	1.0%	2/1/24	7,772	7,817	45
TravelCLICK, Inc.(4)	Software & Services	L+775	1.0%	11/6/21	2,279	2,356	77
Westbridge Technologies, Inc.(4)	Software & Services	L+850	1.0%	4/28/23	4,778	4,924	146
York Risk Services Holding Corp.(4)	Insurance	L+375	1.0%	10/1/21	3,043	2,973	(70)
Total					$129,781	$127,073	(2,708)
Total TRS Accrued Income and Liabilities:							819
Total TRS Fair Value:							$(1,889)

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

(2)
The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2018 and December 31, 2017, three-month LIBOR was 2.34% and 1.69%, respectively.

(3)
The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

(4)
Security is also held directly by the Company or one of its wholly-owned subsidiaries as of June 30, 2018 and/or December 31, 2017.

Note 9. Commitments and Contingencies
The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Commitments and Contingencies (continued)

prior claims or losses pursuant to these contracts. Management of FS/KKR Advisor has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.
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
See Note 4 for a discussion of the Company’s commitments to FS/KKR Advisor and its affiliates and Note 6 for a discussion of the Company’s unfunded commitments.
Note 10. Financial Highlights
The following is a schedule of financial highlights of the Company for the six months ended June 30, 2018 and the year ended December 31, 2017:
	Six Months Ended June 30, 2018 (Unaudited)	Year Ended December 31, 2017
Per Share Data:(1)
Net asset value, beginning of period	$11.12	$10.96
Results of operations(2)
Net investment income	0.22	0.25
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.03)	0.58
Net increase (decrease) in net assets resulting from operations	0.19	0.83
Stockholder distributions(3)
Distributions from net investment income	(0.35)	(0.65)
Distributions from net realized gain on investments	—	(0.09)
Net decrease in net assets resulting from stockholder distributions	(0.35)	(0.74)
Capital share transactions
Issuance of common stock(4)	0.01	0.07
Repurchases of common stock(5)	—	—
Net increase in net assets resulting from capital share transactions	0.01	0.07
Net asset value, end of period	$10.97	$11.12
Shares outstanding, end of period	31,791,118	31,614,476
Total return(6)	1.76%	8.34%
Total return (without assuming reinvestment of distributions)(6)	1.80%	8.21%
Ratio/Supplemental Data:
Net assets, end of period	$348,689	$351,537
Ratio of net investment income to average net assets(7)	3.69%	2.32%
Ratio of operating expenses to average net assets(7)	4.02%	5.27%
Ratio of net expenses to average net assets(7)	3.88%	5.26%
Portfolio turnover(8)	19.37%	38.13%
Total amount of senior securities outstanding, exclusive of treasury securities	$99,958	$113,960
Asset coverage per unit(9)	4.49	4.08

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

(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2018 are annualized, with the exception of capital gains incentive fees. Annualized ratios for the six months ended June 30, 2018 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2018. The following is a schedule of supplemental ratios for the six months ended June 30, 2018 and for the year ended December 31, 2017:

	Six Months Ended June 30, 2018 (Unaudited)	Year Ended December 31, 2017
Ratio of subordinated income incentive fees to average net assets	0.21%	—
Ratio of accrued capital gains incentive fees to average net assets	(0.26)%	0.44%
Ratio of offering costs to average net assets	—	0.53%
Ratio of interest expense to average net assets	0.26%	0.26%
(8)
Portfolio turnover for the six months ended June 30, 2018 is not annualized.

(9)
Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(in thousands, except share and per share amounts)

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us,” “our” and the “Company” refer to FS Investment Corporation IV.
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

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Overview
We were incorporated under the general corporation laws of the State of Maryland on February 25, 2015 and formally commenced investment operations on January 6, 2016. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. In November 2017, we closed our continuous public offering of shares of common stock to new investors.
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
Opportunistic: We intend to seek to capitalize on market price inefficiencies by investing in loans, bonds and other securities where the market price of such investment reflects a lower value than deemed warranted by our fundamental analysis. We believe that market price inefficiencies may occur due to, among other things, general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community. We seek to allocate capital to these securities that have been misunderstood or mispriced by the market and where we believe there is an opportunity to earn an attractive return on our investment. Such opportunities may include event driven investments, anchor orders (i.e., opportunities that are originated and then syndicated by a commercial or investment bank, but where we provide a capital commitment significantly above the average syndicate participant) and CLOs.
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

For additional information regarding our expense reimbursement arrangement with FS Investments and, as of April 9, 2018, with FS/KKR Advisor, see Note 4 to our unaudited consolidated financial statements included herein.
Portfolio Investment Activity for the Three and Six Months Ended June 30, 2018
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2018:
Net Investment Activity	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Purchases	$46,797	$51,503
Sales and Repayments	(42,069)	(54,089)
Net Portfolio Activity	$4,728	$(2,586)

	For the Three Months Ended June 30, 2018		For the Six Months Ended June 30, 2018
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$30,110	64%	$32,058	62%
Senior Secured Loans—Second Lien	—	—	—	—
Senior Secured Bonds	5,314	12%	5,314	10%
Subordinated Debt	10,781	23%	10,781	21%
Equity/Other	592	1%	3,350	7%
Total	$46,797	100%	$51,503	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2018 and December 31, 2017:
	June 30, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$142,891	$142,350	54%	$136,060	$137,737	51%
Senior Secured Loans—Second Lien	23,196	23,345	9%	34,677	35,420	13%
Senior Secured Bonds	25,794	23,949	9%	20,481	20,196	8%
Subordinated Debt	64,040	64,901	25%	69,585	71,532	27%
Equity/Other	5,356	7,650	3%	1,489	2,285	1%
Total	$261,277	$262,195	100%	$262,292	$267,170	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2018 and December 31, 2017 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8 to our unaudited consolidated financial statements included herein. The investments underlying the TRS had a notional amount and market value of  $129,781 and $127,073, respectively, as of June 30, 2018 and $151,866 and $151,348, respectively, as of December 31, 2017.
	June 30, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$240,315	$236,477	61%	$252,241	$252,500	60%
Senior Secured Loans—Second Lien	55,553	56,291	14%	70,362	72,005	17%
Senior Secured Bonds	25,794	23,949	6%	20,481	20,196	5%
Subordinated Debt	64,040	64,901	17%	69,585	71,532	17%
Equity/Other	5,356	7,650	2%	1,489	2,285	1%
Total	$391,058	$389,268	100%	$414,158	$418,518	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2018 and December 31, 2017:
	June 30, 2018	December 31, 2017
Number of Portfolio Companies	60	45
% Variable Rate (based on fair value)	63.2%	64.8%
% Fixed Rate (based on fair value)	33.9%	34.4%
% Non-Income Producing Equity/Other Investments (based on fair value)	0.5%	0.8%
% Income Producing Equity/Other Investments (based on fair value)	2.4%	0.0%
Average Annual EBITDA of Portfolio Companies	$135,000	$99,700
Weighted Average Purchase Price of Debt Investments (as a % of par)	99.1%	99.1%
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.9%	9.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.0%	9.2%
Based on our regular monthly gross cash distribution amount of  $0.067258 per share as of June 30, 2018 and our distribution reinvestment price of  $11.15 as of such date, the gross annualized distribution rate, which includes annualized distribution fees, was 7.24% as of June 30, 2018. The net annualized distribution rate to stockholders, which excludes annual distribution fees, was 6.30% as of June 30, 2018 based on our distribution reinvestment price of  $11.15. During the six months ended June 30, 2018, our total return was 1.76% and our total return without assuming reinvestment of distributions was 1.80%.
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
Direct Originations
The following tables present certain selected information regarding our direct originations for the three and six months ended June 30, 2018:
New Direct Originations	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Total Commitments (including unfunded commitments)	$20,503	$24,311
Exited Investments (including partial paydowns)	(8,830)	(9,193)
Net Direct Originations	$11,673	$15,118

	For the Three Months Ended June 30, 2018		For the Six Months Ended June 30, 2018
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$19,914	97%	$20,964	86%
Senior Secured Loans—Second Lien	—	—	—	—
Senior Secured Bonds	—	—	—	—
Subordinated Debt	—	—	—	—
Equity/Other	589	3%	3,347	14%
Total	$20,503	100%	$24,311	100%

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Average New Direct Origination Commitment Amount	$2,929	$2,431
Weighted Average Maturity for New Direct Originations	9/15/24	8/30/24
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	10.2%	12.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	10.2%	12.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	10.1%	10.1%
The following table presents certain selected information regarding our direct originations as of June 30, 2018 and December 31, 2017:
Characteristics of All Direct Originations Held in Portfolio	June 30, 2018	December 31, 2017
Number of Portfolio Companies	30	24
Average Annual EBITDA of Portfolio Companies	$77,900	$54,440
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	4.9x	4.4x
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	10.3%	9.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.4%	9.3%
Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2018 and December 31, 2017:
	June 30, 2018		December 31, 2017
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$147,943	56%	$130,046	49%
Opportunistic	51,251	20%	86,229	32%
Broadly Syndicated/Other	63,001	24%	50,895	19%
Total	$262,195	100%	$267,170	100%

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
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2018 and December 31, 2017:
	June 30, 2018		December 31, 2017
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$1,965	1%	$367	0%
2	220,630	84%	266,803	100%
3	39,600	15%	—	—
4	—	—	—	—
5	—	—	—	—
Total	$262,195	100%	$267,170	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2018 and 2017
Revenues
Our investment income for the three and six months ended June 30, 2018 and 2017 was as follows:
	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total	Amount	Percentage of Total Income
Interest income	$6,026	88%	$3,788	87%	$12,115	92%	$5,762	75%
Paid-in-kind interest income	283	4%	9	0%	562	4%	20	0%
Fee income	528	8%	585	13%	558	4%	1,959	25%
Dividend income	—	—	—	—	15	0%	—	—
Total investment income(1)	$6,837	100%	$4,382	100%	$13,250	100%	$7,741	100%

(1)
Such revenues represent $6,456 and $4,298 of cash income earned as well as $381 and $84 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2018 and 2017, respectively.

Such revenues represent $12,487 and $7,579 of cash income earned as well as $763 and $162 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2018 and 2017, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
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
Expenses
Our operating expenses for the three and six months ended June 30, 2018 and 2017 were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Management fees	$1,436	$1,354	$3,293	$2,381
Subordinated income incentive fees	372	—	372	—
Capital gains incentive fees	(179)	214	(914)	911
Administrative services expenses	153	100	231	200
Stock transfer agent fees	50	37	100	107
Accounting and administrative fees	27	30	78	54
Interest expense	236	205	458	251
Distribution fees	1,440	988	2,061	1,304
Offering costs	—	471	—	852
Directors’ fees	76	96	360	185
Expenses associated with our independent audit and related fees	63	70	126	140
Legal fees	19	20	39	39
Printing fees	75	75	148	150
Other	83	99	231	188
Total operating expenses	3,851	3,759	6,583	6,762
Management fee waiver	(21)	(169)	(253)	(258)
Add: Expense recoupment to sponsor	—	—	—	666
Net expenses	$3,830	$3,590	$6,330	$7,170

The following table reflects selected expense ratios as a percent of average net assets for the three and six months ended June 30, 2018 and 2017 were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Ratio of operating expenses to average net assets	1.10%	1.57%	1.88%	3.16%
Ratio of management fee waiver to average net assets	(0.01)%	(0.07)%	(0.07)%	(0.12)%
Ratio of expense recoupment to sponsor to average net assets	—	—	—	0.31%
Ratio of net operating expenses to average net assets	1.09%	1.50%	1.81%	3.35%
Ratio of subordinated income incentive fees, capital gains incentive fees, interest expense and offering costs to average net assets(1)	(0.13)%	(0.37)%	0.02%	(0.94)%
Ratio of net operating expenses to average net assets, excluding certain expenses	0.96%	1.13%	1.83%	2.41%

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
Expense Reimbursement
During the three months ended June 30, 2018 and 2017, we did not accrue any amounts for expense reimbursements that FS Investments or FS/KKR Advisor has agreed to pay. During the six months ended June 30, 2018 and 2017 and 2017, we accrued $0 and $666, respectively, for expense recoupments payable to FS Investments. See “—Overview—Expenses” for a discussion of the FS Investments expense reimbursement agreement and the FS/KKR Advisor expense reimbursement agreement.
Net Investment Income (Loss)
Our net investment income (loss) totaled $3,007 ($0.10 per share) and $792 ($0.04 per share) for the three months ended June 30, 2018 and 2017, respectively. Our net investment income (loss) totaled $6,920 ($0.22 per share) and $571 ($0.03 per share) for the six months ended June 30, 2018 and 2017.
Net Realized Gains or Losses
Our net realized gains (losses) on investments and the total return swap for the three and six months ended June 30, 2018 and 2017, were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net realized gain (loss) on investments(1)	$272	$499	$722	$818
Net realized gain (loss) on total return swap	2,588	3,388	5,065	5,063
Total net realized gain (loss)	$2,860	$3,887	$5,787	$5,881

(1)
We sold investments and received principal repayments of  $11,103 and $30,966, respectively, during the three months ended June 30, 2018 and $17,391 and $5,601, respectively, during the three months ended June 30, 2017. We sold investments and received principal repayments of  $21,289 and $32,800, respectively, during the six months ended June 30, 2018 and $23,408 and $14,545, respectively, during the six months ended June 30, 2017.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap
Our net change in unrealized appreciation (depreciation) on investments and the total return swap for the three and six months ended June 30, 2018 and 2017, were as follows:
	Three Months Ended June 30,		Six Months Ended June 30
	2018	2017	2018	2017
Net change in unrealized appreciation (depreciation) on investments	$647	$751	$(3,960)	$2,192
Net change in unrealized appreciation (depreciation) on total return swap	(2,637)	(1,245)	(2,757)	436
Total net change in unrealized appreciation (depreciation)	$(1,990)	$(494)	$(6,717)	$2,628

During the three months ended June 30, 2018, the net unrealized appreciation on our investments was primarily driven by valuations of our preferred equity. During the six months ended June 30, 2018, the net unrealized depreciation on our investments was primarily driven by lower valuations of our senior secured bonds and subordinated debt. During the three and six months ended June 30, 2018, the net unrealized depreciation on our TRS was primarily driven by depreciation of our first lien senior secured loans.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2018 and 2017, the net increase (decrease) in net assets resulting from operations was $3,877 ($0.12 per share) and $4,185 ($0.19 per share), respectively. For the six months ended June 30, 2018 and 2017, the net increase (decrease) in net assets resulting from operations was $5,990 ($0.19 per share) and $9,080 ($0.46 per share), respectively.

Financial Condition, Liquidity and Capital Resources
Overview
As of June 30, 2018, we had $38,691 in cash, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $71,500 in cash held as collateral by Citibank under the terms of the TRS. In addition, as of June 30, 2018, we had $30,100 in borrowings available under our financing arrangement. As of June 30, 2018, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of June 30, 2018, we had thirteen unfunded debt investments with aggregate unfunded commitments of  $8,625. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
We currently generate cash primarily from the issuance of shares under the DRP and from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of FS/KKR Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “—Financing Arrangements.”
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
In November 2017, we closed our continuous public offering of common stock to new investors. We have submitted to the SEC an application for an exemptive order to permit us to offer multiple classes of shares of common stock. On July 31, 2018, we filed a new registration statement to offer multiple classes of shares of common stock, with each class having a different upfront sales load and fee and expense structure. We intend to commence this offering upon receipt of an exemptive order from the SEC, although there is no assurance we will receive such relief.
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of June 30, 2018:
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage	L+1.25%	$19,900	$30,100	March 27, 2019(2)
Citibank Total Return Swap	Total Return Swap	L+1.60%	$129,781	$45,219	N/A(3)

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
As described in Note 8 to our unaudited consolidated financial statements included herein, this facility generally is terminable upon 270 days’ notice by either party. As of June 30, 2018, neither party to the facility had provided notice of its intent to terminate the facility.

(3)
The TRS may be terminated by Cheltenham Funding at any time, subject to payment of an early termination fee if prior to the date 30 days before January 19, 2019 (July 19, 2018 as of June 30, 2018), or by Citibank on or after January 19, 2019 (July 19, 2018 as of June 30, 2018), in each case, in whole or in part, upon prior written notice to the other party.

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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC IV Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a non-taxable distribution) will be mailed to our stockholders. No portion of the distributions paid during the six months ended June 30, 2018 was funded through the reimbursement of operating expenses by FS Investments.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we declared and paid to stockholders on our common stock during the six months ended June 30, 2018 and 2017:
	Distribution(1)
For the Three Months Ended	Per Share	Amount
Fiscal 2017
March 31, 2017(2)	$0.18770	$2,917
June 30, 2017(2)	0.20171	4,712
Total	$0.38941	$7,629
Fiscal 2018
March 31, 2018	$0.17452	$5,247
June 30, 2018	0.17545	5,562
Total	$0.34997	$10,809

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

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the six months ended June 30, 2018 and 2017.
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
For the six months ended June 30, 2018, we recognized $54 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on our consolidated statement of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which we recorded structuring and other non-recurring upfront fees as income when earned. We have determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the six months ended June 30, 2018.
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
Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2018 and 2017, we did not incur any interest or penalties.
See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our significant accounting policies.
Contractual Obligations
We have entered into an agreement with FS/KKR Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/KKR Advisor investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FS/KKR Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser” for a discussion of these agreements and for the amount of fees and expenses accrued under similar agreements with FSIC IV Advisor during the six months ended June 30, 2018 and 2017.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at June 30, 2018 is as follows:
		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
BNP Facility(2)	March 27, 2019	$19,900	$19,900	—	—	—

(1)
Amounts outstanding under the financing arrangement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
At June 30, 2018, $30,100 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days’ notice by either party. As of June 30, 2018, neither party to the facility had provided notice of its intent to terminate the facility.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Item 3.
Quantitative and Qualitative Disclosures About Market Risk. (dollar amounts in thousands)

We are subject to financial market risks, including changes in interest rates. As of June 30, 2018, 63.2% of our portfolio investments (based on fair value) paid variable interest rates, 33.9% paid fixed interest rates, 0.5% consisted of non-income producing equity/other investments and the remaining 2.4% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the FS/KKR Advisor investment advisory and administrative services agreement, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS/KKR Advisor with respect to our increased pre-incentive fee net investment income.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2018:
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Interest Income
Down 100 basis points	$(1,712)	$(255)	$(1,457)	(4.7)%
No change	—	—	—	—
Up 100 basis points	$1,712	$255	$1,457	4.7%
Up 300 basis points	$5,136	$765	$4,371	14.1%
Up 500 basis points	$8,559	$1,275	$7,284	23.6%

(1)
Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS,

Cheltenham Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.60% per annum on the utilized notional amount of the loans subject to the TRS. As of June 30, 2018, all of the loans underlying the TRS (based on fair value) paid variable interest rates.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2018 and 2017, we did not engage in interest rate hedging activities.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”
Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three month period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.
Risk Factors.

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2017, as supplemented by our quarterly report on Form 10-Q for the quarter ended March 31, 2018.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information concerning our repurchases of shares of our Class T common stock pursuant to our share repurchase program during the quarter ended June 30, 2018:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 to April 30, 2018	286,794	$11.1549	286,794	(1)
May 1 to May 31, 2018	—	—	—	—
June 1 to June 30, 2018	—	—	—	—
Total	286,794	$11.1549	286,794	(1)

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

10.9
Escrow Agreement, dated as of September 21, 2015, by and among FS Investment Corporation IV, UMB Bank, N.A. and FS2 Capital Partners, LLC ( Incorporated by reference to Exhibit (k)(1) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).

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

10.25
Seventh Amended and Restated Confirmation Letter Agreement, effective as of January 19, 2018, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 23, 2018).

10.26	Eight Amended and Restated Confirmation Letter Agreement, effective as of July 19, 2018, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on July 24, 2018).
10.27	Investment Management Agreement, dated as of January 19, 2016, by and between FS Investment Corporation IV and Cheltenham Funding LLC (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).
10.28	Guarantee, dated as of January 19, 2016, by FS Investment Corporation IV in favor of Citibank, N.A.(Incorporated by reference to Exhibit 10.4 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).
10.29
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

10.31
Special Custody and Pledge Agreement, dated and effective as of March 1, 2017, by and among Broomall Funding LLC, BNP Paribas Prime Brokerage International, Ltd., and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).

10.32*	First Amendment Agreement, dated as of May 29, 2018, to the Committed Facility Agreement, dated as of March 1, 2017, between BNP Paribas Prime Brokerage International, Ltd. and Broomall Funding LLC.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

c.   Financial statement schedules
No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2018.
FS INVESTMENT CORPORATION IV
By:	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ William Goebel William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)