Form 10-Q
period 2018-09-30
FS Investment Corp IV
filed 2018-11-14
CIK 1637417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
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
There were 31,408,510 shares of the registrant’s Class T common stock outstanding as of November 9, 2018.

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements.

FS Investment Corporation IV

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2018 (Unaudited)	December 31, 2017
Assets
Investments, at fair value (amortized cost—$280,258 and $262,292, respectively)	$281,940	$267,170
Cash	22,431	31,977
Due from counterparty	57,510	70,500
Receivable for investments sold and repaid	35	1,850
Interest receivable	4,161	3,128
Receivable due on total return swap(1)	1,705	795
Unrealized appreciation on total return swap(1)	—	868
Prepaid expenses and other assets	34	18
Total assets	$367,816	$376,306
Liabilities
Unrealized depreciation on total return swap(1)	$2,028	$—
Payable for investments purchased	2,093	—
Credit facility payable(1)	10,000	19,900
Stockholder distributions payable	810	258
Distribution fees payable	640	302
Management fees payable	1,365	1,596
Subordinated income incentive fees payable(2)	213	—
Accrued capital gains incentive fees(2)	978	1,981
Administrative services expense payable	91	47
Interest payable(1)	168	75
Directors’ fees payable	93	110
Other accrued expenses and liabilities	530	500
Total liabilities	19,009	24,769
Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.001 par value, 250,000,000 shares authorized, 31,760,376 and 31,614,476 shares issued and outstanding, respectively	32	32
Class I common stock, $0.001 par value, 350,000,000 shares authorized, none issued and outstanding	—	—
Capital in excess of par value	344,491	342,864
Accumulated earnings (loss)	4,284	8,641
Total stockholders’ equity	348,807	351,537
Total liabilities and stockholders’ equity	$367,816	$376,306
Net asset value per share of common stock at period end	$10.98	$11.12

(1)
See Note 8 for a discussion of the Company’s financing arrangements.

(2)
See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees and capital gains incentive fees.

(3)
See Note 9 for a discussion of the Company’s commitments and contingencies.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment income
Interest income	$6,260	$4,968	$18,375	$10,730
Paid-in-kind interest income	373	5	935	25
Fee income	300	439	858	2,398
Dividend income	16	—	31	—
Total investment income	6,949	5,412	20,199	13,153
Operating expenses
Management fees(1)	1,365	1,636	4,658	4,017
Subordinated income incentive fees(2)	213	—	585	—
Capital gains incentive fees(2)	150	476	(764)	1,387
Administrative services expenses	123	90	354	290
Stock transfer agent fees	50	25	150	132
Accounting and administrative fees	38	33	116	87
Interest expense(3)	161	230	619	481
Distribution fees	797	536	2,858	1,840
Offering costs	—	266	—	1,118
Directors’ fees	108	138	468	323
Other general and administrative expenses	241	207	785	724
Operating expenses	3,246	3,637	9,829	10,399
Management fee waiver(1)	—	(204)	(253)	(462)
Add: Expense recoupment to sponsor(4)	—	—	—	666
Net expenses	3,246	3,433	9,576	10,603
Net investment income (loss)	3,703	1,979	10,623	2,550
Realized and unrealized gain/loss
Net realized gain (loss) on investments	(27)	461	695	1,279
Net realized gain (loss) on total return swap(3)	1,706	2,794	6,771	7,857
Net change in unrealized appreciation (depreciation) on investments	764	1,340	(3,196)	3,532
Net change in unrealized appreciation (depreciation) on total return swap(3)	(139)	(247)	(2,896)	189
Total net realized and unrealized gain/loss	2,304	4,348	1,374	12,857
Net increase (decrease) in net assets resulting from operations	$6,007	$6,327	$11,997	$15,407
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.19	$0.24	$0.38	$0.70
Weighted average shares outstanding	31,618,771	26,648,343	31,639,008	22,005,883

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

FS Investment Corporation IV
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Operations
Net investment income (loss)	$10,623	$2,550
Net realized gain (loss) on investments and total return swap(1)	7,466	9,136
Net change in unrealized appreciation (depreciation) on investments	(3,196)	3,532
Net change in unrealized appreciation (depreciation) on total return swap(1)	(2,896)	189
Net increase (decrease) in net assets resulting from operations	11,997	15,407
Stockholder distributions(2)
Distributions to stockholders	(16,354)	(12,194)
Net decrease in net assets resulting from stockholder distributions	(16,354)	(12,194)
Capital share transactions(3)
Issuance of common stock	—	143,275
Reinvestment of stockholder distributions	9,608	7,561
Repurchases of common stock	(7,981)	(1,496)
Net increase in net assets resulting from capital share transactions	1,627	149,340
Total increase (decrease) in net assets	(2,730)	152,553
Net assets at beginning of period	351,537	161,996
Net assets at end of period	$348,807	$314,549

(1)
See Note 8 for a discussion of the Company’s financing arrangements.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$11,997	$15,407
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(82,492)	(222,010)
Paid-in-kind interest	(935)	(25)
Proceeds from sales and repayments of investments	66,562	58,583
Net realized (gain) loss on investments	(695)	(1,279)
Net change in unrealized (appreciation) depreciation on investments	3,196	(3,532)
Net change in unrealized (appreciation) depreciation on total return swap(1)	2,896	(189)
Accretion of discount	(406)	(524)
Amortization of deferred financing costs	—	59
(Increase) decrease in due from counterparty	12,990	(23,500)
(Increase) decrease in receivable for investments sold and repaid	1,815	6,782
(Increase) decrease in interest receivable	(1,033)	(2,936)
(Increase) decrease in receivable due on total return swap(1)	(910)	(368)
(Increase) decrease in prepaid expenses and other assets	(16)	—
Increase (decrease) in payable for investments purchased	2,093	8,852
Increase (decrease) in distribution fees payable	338	241
Increase (decrease) in management fees payable	(231)	616
Increase (decrease) in subordinated income incentive fees payable	213	—
Increase (decrease) in accrued capital gains incentive fees	(1,003)	902
Increase (decrease) in administrative services expense payable	44	(44)
Increase (decrease) in interest payable(1)	93	6
Increase (decrease) in directors’ fees payable	(17)	50
Increase (decrease) in other accrued expenses and liabilities	30	(9)
Net cash provided by (used in) operating activities	14,529	(162,918)
Cash flows from financing activities
Issuance of common stock	—	143,275
Reinvestment of stockholder distributions	9,608	7,561
Repurchases of common stock	(7,981)	(1,496)
Stockholder distributions	(15,802)	(12,192)
Borrowings under credit facility(1)	25,000	24,800
Repayments under credit facility(1)	(34,900)	(4,900)
Deferred financing costs paid	—	(75)
Net cash provided by financing activities	(24,075)	156,973
Total increase (decrease) in cash	(9,546)	(5,945)
Cash at beginning of period	31,977	47,008
Cash at end of period	$22,431	$41,063
Supplemental disclosure
Excise and state taxes paid	$225	$43

(1)
See Note 8 for a discussion of the Company’s financing arrangements. During the nine months ended September 30, 2018, the Company paid $526 in interest expense on the credit facility.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Schedule of Investments
As of September 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—43.1%
ABB/Con-Cise Optical Group LLC	(k)	Health Care Equipment & Services	L+500	1.0%	6/15/23	$850	$853	$854
AG Group Merger Sub, Inc.		Commercial & Professional Services	L+750	1.0%	12/29/23	8,749	8,749	8,792
All Systems Holding LLC		Commercial & Professional Services	L+767	1.0%	10/31/23	3,601	3,601	3,637
AVF Parent, LLC		Retailing	L+725	1.3%	3/1/24	13,943	13,943	13,176
Borden Dairy Co.		Food, Beverage & Tobacco	L+819	1.0%	7/6/23	4,375	4,375	4,261
CSafe Acquisition Co., Inc.		Capital Goods	L+725	1.0%	11/1/21	26	26	26
CSafe Acquisition Co., Inc.	(e)	Capital Goods	L+725	1.0%	11/1/21	235	235	235
CSafe Acquisition Co., Inc.		Capital Goods	L+725	1.0%	10/31/23	2,239	2,239	2,239
CSafe Acquisition Co., Inc.	(e)	Capital Goods	L+725	1.0%	10/31/23	943	943	943
Dade Paper & Bag, LLC		Capital Goods	L+700	1.0%	6/10/24	423	423	414
Dade Paper & Bag, LLC		Capital Goods	L+750	1.0%	6/10/24	3,319	3,319	3,319
Eagle Family Foods Group LLC	(e)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	379	375	338
Eagle Family Foods Group LLC		Food, Beverage & Tobacco	L+650	1.0%	6/14/24	2,520	2,492	2,486
Empire Today, LLC		Retailing	L+800	1.0%	11/17/22	2,948	2,948	2,962
FullBeauty Brands Holdings Corp.		Retailing	L+800	1.0%	10/14/20	7,000	7,000	7,000
FullBeauty Brands Holdings Corp.	(h)(k)	Retailing	L+475	1.0%	10/14/22	4,824	1,439	1,474
GC Agile Intermediate Holdings Ltd.	(e)(g)	Commercial & Professional Services	L+650		6/15/23	211	205	189
GC Agile Intermediate Holdings Ltd.	(g)	Commercial & Professional Services	L+650	1.0%	6/15/25	1,433	1,405	1,418
GC Agile Intermediate Holdings Ltd.	(e)(g)	Commercial & Professional Services	L+650	1.0%	6/15/25	690	676	682
GC Agile Intermediate Holdings Ltd.	(e)(g)	Commercial & Professional Services	L+650	1.0%	6/15/25	575	565	569
Harrison Gypsum, LLC		Materials	L+700	1.0%	4/29/24	2,675	2,650	2,624
Harrison Gypsum, LLC	(e)	Materials	L+700	1.0%	4/29/24	858	858	842
Hudson Technologies Co.	(g)	Commercial & Professional Services	L+1025	1.0%	10/10/23	5,664	5,614	4,446
Icynene U.S. Acquisition Corp.	(g)	Materials	L+700	1.0%	11/30/24	6,948	6,948	7,000
JSS Holdings, Inc.		Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	9,950	9,871	10,438
Kodiak BP, LLC		Capital Goods	L+725	1.0%	12/1/24	13,459	13,459	13,308
Murray Energy Corp.		Energy	L+900	1.0%	2/12/21	1,000	993	992
North Haven Cadence Buyer, Inc.	(e)	Consumer Services	L+500	1.0%	9/2/21	188	187	188
North Haven Cadence Buyer, Inc.		Consumer Services	L+823	1.0%	9/2/22	4,420	4,420	4,415
Power Distribution, Inc.		Capital Goods	L+725	1.3%	1/25/23	4,904	4,904	4,983
Propulsion Acquisition, LLC	(k)	Capital Goods	L+600	1.0%	7/13/21	8,302	8,213	8,219
Reliant Acquisitions Holdings, Inc.		Health Care Equipment & Services	L+675	1.0%	8/30/24	5,065	5,015	5,045
See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Safariland, LLC		Capital Goods	L+778	1.1%	11/18/23	$4,766	$4,766	$4,337
Sequel Youth and Family Services, LLC		Health Care Equipment & Services	L+755	1.0%	9/1/22	8,226	8,226	8,333
SSC (Lux) Limited S.Ã r.l.	(g)	Health Care Equipment & Services	L+750	1.0%	9/10/24	4,545	4,545	4,665
Trace3, LLC		Software & Services	L+675	1.0%	6/6/23	7,534	7,534	7,534
VP Parent Holdings, Inc.		Software & Services	L+650	1.0%	5/22/25	8,202	8,123	8,119
Westbridge Technologies, Inc.	(k)	Technology Hardware & Equipment	L+850	1.0%	4/28/23	2,888	2,840	2,924
York Risk Services Holding Corp.	(k)	Insurance	L+375	1.0%	10/1/21	982	977	954
Total Senior Secured Loans—First Lien							155,954	154,380
Unfunded Loan Commitments							(4,044)	(4,044)
Net Senior Secured Loans—First Lien							151,910	150,336
Senior Secured Loans—Second Lien—8.0%
Ammeraal Beltech Holding BV	(g)	Capital Goods	L+800		9/28/26	4,804	4,708	4,708
Chisholm Oil and Gas Operating, LLC		Energy	L+800	1.0%	3/21/24	6,000	6,000	5,956
LBM Borrower, LLC	(k)	Capital Goods	L+925	1.0%	8/20/23	2,427	2,384	2,445
One Call Corp.		Health Care Equipment & Services	L+375, 6.0% PIK (6.0% Max PIK)		4/11/24	1,365	1,352	1,346
TKC Holdings, Inc.	(k)	Retailing	L+800	1.0%	2/1/24	8,500	8,488	8,588
TravelCLICK, Inc.	(k)	Software & Services	L+775	1.0%	11/6/21	3,365	3,378	3,365
Ultimate Baked Goods Midco LLC		Food & Staples Retailing	L+800	1.0%	8/9/26	1,652	1,636	1,633
Total Senior Secured Loans—Second Lien							27,946	28,041
Senior Secured Bonds—6.3%
Altice France SA	(f)(g)(k)	Telecommunication Services	8.1%		2/1/27	333	333	343
APX Group, Inc.	(f)(k)	Consumer Services	7.9%		12/1/22	2,079	2,065	2,123
Artesyn Embedded Technologies Inc.	(f)(k)	Capital Goods	9.8%		10/15/20	322	310	309
Avantor, Inc.	(f)(k)	Materials	6.0%		10/1/24	1,282	1,282	1,303
Black Swan Energy Ltd.	(g)	Energy	9.0%		1/20/24	1,334	1,334	1,334
Boyne USA Inc.	(f)(k)	Consumer Services	7.3%		5/1/25	16	17	17
CSVC Acquisition Corp.	(f)(k)	Diversified Financials	7.8%		6/15/25	9,183	9,183	7,926
DJO Finco Inc.	(f)(k)	Health Care Equipment & Services	8.1%		6/15/21	723	729	741
Eagle Intermediate Global Holding B.V.	(f)(g)(k)	Consumer Durables & Apparel	7.5%		5/1/25	1,015	1,028	996
Genesys Telecommunications Laboratories, Inc.	(f)(k)	Software & Services	10.0%		11/30/24	428	474	474
J.C. Penney Corp., Inc.	(f)(g)(h)(k)	Retailing	5.7%		6/1/20	38	35	34
See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
JW Aluminum Co.	(k)	Materials	10.3%		6/1/26	$759	$759	$760
Pattonair Holdings, Ltd.	(f)(g)(k)	Capital Goods	9.0%		11/1/22	1,259	1,305	1,304
Pisces Midco Inc.	(f)(k)	Capital Goods	8.0%		4/15/26	730	718	736
Starfruit Finco B.V.	(f)(h)(k)	Materials	8.0%		10/1/26	618	618	628
Velvet Energy Ltd.	(g)	Energy	9.0%		10/5/23	3,000	3,000	3,135
Total Senior Secured Bonds							23,190	22,163
Subordinated Debt—21.0%
APX Group, Inc.	(f)(k)	Consumer Services	8.8%		12/1/20	1,190	1,134	1,191
APX Group, Inc.	(f)(k)	Consumer Services	7.6%		9/1/23	1,850	1,676	1,707
Ascent Resources Utica Holdings, LLC	(f)(k)	Energy	10.0%		4/1/22	10,000	10,000	11,269
Avantor, Inc.	(f)(k)	Materials	9.0%		10/1/25	12,500	12,502	12,919
CEC Entertainment, Inc.	(f)(k)	Consumer Services	8.0%		2/15/22	7,297	6,969	6,686
ClubCorp Holdings, Inc.	(f)(k)	Consumer Services	8.5%		9/15/25	1,946	1,876	1,857
Diamond Resorts International, Inc.	(f)(k)	Consumer Services	10.8%		9/1/24	933	978	909
Exterran Energy Solutions, L.P.	(f)(g)(k)	Capital Goods	8.1%		5/1/25	5,143	5,143	5,378
Great Lakes Dredge & Dock Corp.	(f)(g)(k)	Capital Goods	8.0%		5/15/22	7,000	7,000	7,210
KGA Escrow LLC	(f)(k)	Automobiles & Components	7.5%		8/15/23	1,837	1,853	1,913
P.F. Chang’s China Bistro, Inc.	(f)(k)	Consumer Services	10.3%		6/30/20	2,706	2,538	2,622
Quorum Health Corp.	(f)(k)	Health Care Equipment & Services	11.6%		4/15/23	786	783	788
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	8	8	8
SRS Distribution Inc.	(f)(k)	Capital Goods	8.3%		7/1/26	3,438	3,393	3,365
Stars Group Holdings B.V.	(f)(g)(k)	Consumer Services	7.0%		7/15/26	521	521	538
Surgery Center Holdings, Inc.	(f)(k)	Health Care Equipment & Services	6.8%		7/1/25	416	396	400
Team Health Holdings Inc	(f)(k)	Health Care Equipment & Services	6.4%		2/1/25	1,635	1,442	1,438
Vertiv Group Corp.	(f)(k)	Capital Goods	9.3%		10/15/24	5,074	5,009	5,304
York Risk Services Holding Corp.	(f)(k)	Insurance	8.5%		10/1/22	8,695	8,305	7,681
Total Subordinated Debt							71,526	73,183

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Equity/Other—2.4%
ASG Everglades Holdings, Inc., Warrants	(i)	Software & Services			6/27/22	12,081	$344	$369
Chisholm Oil and Gas, LLC, Series A Units	(i)(j)	Energy				75,000	75	70
CSF Group Holdings, Inc., Common Equity	(i)	Capital Goods				17,400	17	19
Escape Velocity Holdings, Inc., Common Equity	(i)	Software & Services				1,545	16	59
H.I.G. Empire Holdco, Inc., Common Equity	(i)	Retailing				14	41	42
JSS Holdco, LLC, Net Profits Interest	(i)	Capital Goods				—	—	99
JW Aluminum Co., Common Equity	(i)	Materials				41	—	185
JW Aluminum Co., Preferred Equity		Materials	12.5% PIK		11/17/25	1,003	4,488	6,526
North Haven Cadence TopCo, LLC, Common Equity	(i)	Consumer Services				208,333	208	328
PDI Parent LLC, Common Equity	(i)	Capital Goods				230,769	231	190
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services				4	39	63
SSC Holdco Limited, Common Equity	(g)(i)	Health Care Equipment & Services				11,364	227	267
Total Equity/Other							5,686	8,217
TOTAL INVESTMENTS—80.8%							$280,258	281,940
OTHER ASSETS IN EXCESS OF LIABILITIES— 19.2%								66,867
NET ASSETS—100.0%								$348,807

Total Return Swap		Notional Amount	Unrealized Depreciation
Citibank TRS Facility (Note 8)	(g)	$150,954	$(2,028)

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2018, the three-month London Interbank Offered Rate, or LIBOR or “L,” was 2.40%. PIK means paid-in-kind.

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

(g)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2018, 88.4% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 87.7% of the Company’s total assets represented qualifying assets as of September 30, 2018.

(h)
Position or portion thereof unsettled as of September 30, 2018.

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

FS Investment Corporation IV
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Equity/Other—0.7%
ASG Everglades Holdings, Inc., Warrants, 6/27/2022	(h)	Software & Services				12,081	$344	$331
Chisholm Oil and Gas, LLC, Series A Units	(h)(i)	Energy				70,947	71	71
CSF Group Holdings, Inc., Common Equity	(h)	Capital Goods				17,400	17	12
Escape Velocity Holdings, Inc., Common Equity	(h)	Software & Services				1,545	15	36
H.I.G. Empire Holdco, Inc., Common Equity	(h)	Retailing				14	41	41
JSS Holdco, LLC, Net Profits Interest	(h)	Capital Goods				—	—	69
JW Aluminum Co., Common Equity	(h)	Materials				18	—	—
JW Aluminum Co., Preferred Equity	(h)	Materials				83	295	827
North Haven Cadence TopCo, LLC, Common Equity	(h)	Consumer Services				208,333	208	323
PDI Parent LLC, Common Equity	(h)	Capital Goods				230,769	231	242
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services				4	40	61
SSC Holdco Limited, Common Equity	(g)(h)	Health Care Equipment & Services				11,364	227	272
Total Equity/Other							1,489	2,285
TOTAL INVESTMENTS—76.0%							$262,292	267,170
OTHER ASSETS IN EXCESS OF LIABILITIES— 24.0%								84,367
NET ASSETS—100.0%								$351,537

Total Return Swap		Notional Amount	Unrealized Appreciation
Citibank TRS Facility (Note 8)	(g)	$151,866	$868

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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Investment Corporation IV, or the Company, was incorporated under the general corporation laws of the State of Maryland on February 25, 2015 and formally commenced investment operations on January 6, 2016. In November 2017, the Company closed its continuous public offering of common stock to new investors. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2018, the Company had two wholly-owned subsidiaries through which it has entered into financing arrangements, one wholly-owned subsidiary through which it holds an interest in a certain non-controlled and non-affiliated portfolio company and one wholly-owned subsidiary through which it may in the future enter into a financing arrangement. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2018. All significant intercompany transactions have been eliminated in consolidation.
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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The December 31, 2017 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification, or ASC, Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.
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
Offering Costs: Offering costs primarily included, among other things, marketing expenses, certain government and regulatory affairs activities, and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the Company’s registration statement on Form N-2 and salaries and direct expenses of FSIC IV Advisor’s personnel, employees of its affiliates and others while engaged in such activities. The Company deferred and amortized such costs as an expense over twelve months as the Company raised proceeds in its continuous public offering. During the three and nine months ended September 30, 2017, the Company expensed $266 and $1,118 of offering costs as it raised proceeds in its continuous public offering, which commenced on January 6, 2016. During the period from February 25, 2015 (Inception) to December 31, 2017, the Company incurred offering costs of  $9,358 which were paid on the Company’s behalf by FS Investments (see Note 4). In November 2017, the Company closed its continuous public offering to new investors.
Under the terms of the FSIC IV Advisor investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC IV Advisor was entitled to receive up to 0.75% of gross proceeds raised in the Company’s continuous public offering until all organization and offering costs funded by FSIC IV Advisor or its affiliates (including FS Investments) had been recovered.
Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2017 and the audited consolidated financial statements as of and for the year ended December 31, 2017 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2018. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.
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
For the nine months ended September 30, 2018, the Company recognized $340 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on its consolidated statements of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which the Company recorded structuring and other non-recurring upfront fees as income when earned. The Company has determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the nine months ended September 30, 2018.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2018 and 2017:
	Nine Months Ended September 30,
	2018		2017
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	—	$—	12,906,965	$148,980
Reinvestment of Distributions	861,311	9,608	679,651	7,561
Total Gross Proceeds	861,311	9,608	13,586,616	156,541
Upfront Selling Commissions and Dealer Manager Fees(1)	—	—	—	(5,705)
Net Proceeds to Company	861,311	9,608	13,586,616	150,836
Share Repurchase Program(2)	(715,411)	(7,981)	(134,737)	(1,496)
Net Proceeds from Share Transactions	145,900	$1,627	13,451,879	$149,340

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

During the period from October 1, 2018 to November 9, 2018, the Company issued 86,219 shares of Class T common stock pursuant to the DRP for gross proceeds of  $962 at an average price per share of $11.15. For additional information regarding the terms of the DRP, see Note 5.
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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of its common stock pursuant to its share repurchase program during the nine months ended September 30, 2018 and 2017:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2017
December 31, 2016	January 4, 2017	24,998	100%	0.17%	$10.9536	$274
March 31, 2017	April 5, 2017	41,792	100%	0.22%	$11.1070	464
June 30, 2017	July 5, 2017	67,947	100%	0.27%	$11.1549	758
Total		134,737				$1,496
Fiscal 2018
December 31, 2017	January 10, 2018	113,036	100%	0.36%	$11.1549	$1,261
March 31, 2018	April 2, 2018	286,794	100%	0.90%	$11.1549	3,199
June 30, 2018	July 2, 2018	315,581	100%	0.99%	$11.1549	3,521
Total		715,411				$7,981

On October 1, 2018, the Company repurchased 438,085 shares of common stock (representing 35% of the shares of common stock tendered for repurchase and 1.38% of the shares outstanding as of such date) at $11.1549 per share for aggregate consideration totaling $4,887.
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
FS Investments funded certain of the Company’s organization and offering costs in the amounts of  $0 and $9,675, respectively, for the nine months ended September 30, 2018 and the period from February 25, 2015 (Inception) to December 31, 2017. Under the FSIC IV Advisor investment advisory and administrative services agreement, there was no liability on the Company’s part for the organization and offering costs funded by FSIC IV Advisor or its affiliates (including FS Investments) until the Company satisfied the minimum offering requirement on January 6, 2016. Since commencing its continuous public offering and through September 30, 2018, the Company paid total reimbursements of  $2,584 to FSIC IV Advisor and its affiliates for organization and offering costs funded by them. Following the closing of the Company’s continuous public offering to new investors in November 2017, no amounts were reimbursable to FS Investments and its affiliates under this arrangement.
The dealer manager for the Company’s continuous public offering was FS Investment Solutions, or the dealer manager, which is one of the Company’s affiliates. Prior to the closing of the Company’s continuous public offering, the dealer manager was entitled under a second amended and restated dealer manager agreement, dated as of January 25, 2017, or the dealer manager agreement, among the Company, FSIC IV Advisor and FS Investment Solutions, to receive upfront selling commissions and dealer manager fees in connection with the sale of shares of common stock in the Company’s continuous public offering, all or a portion of which could be reallowed to selected broker-dealers and financial representatives. The dealer manager reallowed to selected broker dealers and other financial representatives the upfront selling commissions and dealer manager fees, as applicable, it was entitled to receive, unless otherwise noted in the table below. The dealer manager agreement terminated in connection with the closing of the Company’s continuous public offering in November 2017.
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
The annual distribution fees accrue daily commencing upon the initial sale of shares of common stock in the Company’s continuous public offering until an investor reaches the sales charge cap, as defined below. The accruals as of and for the nine months ended September 30, 2018 and 2017 reflect amounts beginning

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

with the initial sale of shares of common stock in the Company’s continuous public offering through September 30, 2018 and 2017, respectively. The annual distribution fees are payable with respect to all shares of Class T common stock, other than shares issued under the Company’s distribution reinvestment plan. The annual distribution fees will terminate for all Class T stockholders upon a liquidity event. In addition, the Company will stop paying the annual distribution fees with respect to any outstanding Class T share when the total underwriting compensation from the upfront selling commissions, dealer manager fees and annual distribution fees attributable to any share equals 7.25% of gross offering proceeds, or the sales charge cap. The sales charge cap applicable to certain shares, including shares sold prior to January 25, 2017, will be reduced by the amount of any upfront sales load that is waived for such shares or to otherwise account for any lower upfront sales load paid by an investor with respect to such shares.
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
The following table describes the fees and expenses the Company accrued under the FSIC IV Advisor investment advisory and administrative services agreement and the FS/KKR Advisor investment advisory and administrative services agreement, recoupment amounts paid by the Company under the FS Investments expense reimbursement agreement and the FS/KKR Advisor expense reimbursement agreement, and fees that FS Investment Solutions received pursuant to the Company’s distribution plan and share repurchase program during the three and nine months ended September 30, 2018 and 2017:
Related Party	Source	Description	Three Months Ended September 30,		Nine Months Ended September 30,
			2018	2017	2018	2017
FSIC IV Advisor and FS/KKR Advisor	FSIC IV Advisor Investment Advisory and Administrative Services Agreement and FS/KKR Advisor Investment Advisory and Administrative Services Agreement	Base Management Fees(1)	$1,365	$1,432	$4,405	$3,555
FSIC IV Advisor and FS/KKR Advisor	FSIC IV Advisor Investment Advisory and Administrative Services Agreement and FS/KKR Advisor Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$213	—	$585	—
FSIC IV Advisor and FS/KKR Advisor	FSIC IV Advisor Investment Advisory and Administrative Services Agreement and FS/KKR Advisor Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fees(3)	$150	$476	$(764)	$1,387

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Related Party	Source	Description	Three Months Ended September 30,		Nine Months Ended September 30,
			2018	2017	2018	2017
FSIC IV Advisor and FS/KKR Advisor	FSIC IV Advisor Investment Advisory and Administrative Services Agreement and FS/KKR Advisor Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$123	$90	$354	$290
FSIC IV Advisor and FS/KKR Advisor	FSIC IV Advisor Investment Advisory and Administrative Services Agreement and FS/KKR Advisor Investment Advisory and Administrative Services Agreement	Offering Costs(5)	—	$266	—	$1,118
FSIC IV Advisor and FS/KKR Advisor	FS Investments Expense Reimbursement Agreement and FS/KKR Advisor Expense Reimbursement Agreement	Expense Recoupment(6)	—	—	—	$666
FS Investment Solutions	Distribution Plan	Distribution Fees(7)	$39	$29	$118	$71
FS Investment Solutions	Share Repurchase Program	Contingent Deferred Sales Charges(8)	—	—	—	$10

(1)
FSIC IV Advisor contractually agreed, effective February 1, 2017, to permanently waive 0.25% of its base management fee to which it is entitled under the FSIC IV Advisor investment advisory and administrative services agreement so that the fee received equaled 1.75% of the average value of the Company’s weekly gross assets. As a result, the amounts shown for the three and nine months ended September 30, 2018 are net of waivers of  $0 and $253, respectively, and the amounts shown for the three and nine months ended September 30, 2017 are net of waivers of  $204 and $462, respectively. During the nine months ended September 30, 2018 and 2017, $4,636 and $2,939, respectively, in base management fees were paid to FS/KKR Advisor and/or FSIC IV Advisor. As of September 30, 2018, $1,365 in base management fees were payable to FS/KKR Advisor.

(2)
During the nine months ended September 30, 2018 and 2017, $372 and $0, respectively, of subordinated incentive fees on income were paid to FS/KKR Advisor. As of September 30, 2018, a subordinated incentive fee on income of  $213 was payable to FS/KKR Advisor.

(3)
During the nine months ended September 30, 2018, the Company reversed $764 of capital gains incentive fees previously accrued based on the performance of its portfolio. During the nine months ended September 30, 2017, the Company accrued capital gains incentive fees of  $1,387 based on the performance of its portfolio. As of September 30, 2018, the Company had accrued $978 in capital gains incentive fees, all of which was based on unrealized gains. As of December 31, 2017, the Company had accrued $1,981 in capital gains incentive fees, of which $1,742 was based on unrealized gains and $239 was based on realized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. The Company paid FSIC IV Advisor $239 in capital gains incentive fees during the nine months ended September 30, 2018. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(4)
During the nine months ended September 30, 2018 and 2017, $195 and $257, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC IV Advisor and the remainder related to other reimbursable expenses. The Company paid $310 and $334 in administrative services expenses to FSIC IV Advisor and FS/KKR Advisor during the nine months ended September 30, 2018 and 2017, respectively.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

(5)
During the nine months ended September 30, 2018 and 2017, the Company expensed offering costs of  $0 and $1,118, respectively, all of which related to reimbursements to FSIC IV Advisor for offering costs incurred on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC IV Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock.

(6)
During the nine months ended September 30, 2017, the Company accrued $666 for expense recoupments payable to FSIC IV Advisor under the FS Investments expense reimbursement agreement (see “—Expense Reimbursement” below). As of September 30, 2018, the Company did not have any expense recoupments payable to FSIC IV Advisor and FS/KKR Advisor.

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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Expense Reimbursement
Pursuant to an expense support and conditional reimbursement agreement, dated as of April 9, 2018, by and between FS/KKR Advisor and the Company, or the FS/KKR Advisor expense reimbursement agreement, FS/KKR Advisor had agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company’s distributions to stockholders will be paid from its offering proceeds or borrowings. Pursuant to the FS/KKR Advisor expense reimbursement agreement, the Company had a conditional obligation to reimburse FS/KKR Advisor for any amounts funded by FS/KKR Advisor. The FS/KKR Advisor expense reimbursement agreement replaced an amended and restated expense support and conditional reimbursement agreement with FS Investments, or the FS Investments expense reimbursement agreement. The FS Investments expense reimbursement agreement had substantially similar terms to the FS/KKR Advisor expense reimbursement agreement.
On November 14, 2018, FS/KKR Advisor announced that for any calendar quarter ending on or prior to September 30, 2019 it will defer the receipt of base management fees under the FS/KKR Advisor investment advisory and administrative services agreement if, and to the extent that, the Company’s distributions paid to the Company’s stockholders in the calendar quarter exceeds the sum of the Company’s investment company taxable income (as defined in Section 852 of the Internal Revenue Code of 1986, as amended, or the Code), net capital gains (as defined in Section 1222 of the Code) and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts were not included in net investment company taxable income or net capital gains) in the calendar quarter, or collectively, the Company’s distributable funds on a tax basis. FS/KKR Advisor will only receive any deferred fees in a future calendar quarter if, and to the extent that, the Company’s distributable funds on a tax basis in the future calendar quarter exceeds the Company’s distributions paid to the Company’s stockholders in such quarter. In light of this commitment by FS/KKR Advisor, the FS/KKR Advisor expense reimbursement agreement was terminated on November 14, 2018. Prior to September 30, 2019, FS/KKR Advisor will evaluate whether to extend this commitment to future quarters.
During the nine months ended September 30, 2018 and 2017, the Company did not accrue any amounts for expense reimbursements that FS Investments or FS/KKR Advisor had agreed to pay and the Company did not have any reimbursements due from FS Investments or FS/KKR Advisor.
During the nine months ended September 30, 2018, no expense repayments were paid by the Company. During the nine months ended September 30, 2017, the Company repaid $666 of expense recoupments to FS Investments under the FS Investments expense reimbursement agreement. As of September 30, 2018, there were no unreimbursed expense support payments subject to future reimbursement by the Company.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared and paid to stockholders on its common stock during the nine months ended September 30, 2018 and 2017:
	Distribution(1)
For the Three Months Ended	Per Share	Amount
Fiscal 2017
March 31, 2017(2)	$0.18767	$2,917
June 30, 2017(2)	0.20171	4,712
September 30, 2017	0.17475	4,565
Total	$0.56413	$12,194
Fiscal 2018
March 31, 2018	$0.17452	$5,247
June 30, 2018	0.17545	5,562
September 30, 2018	0.17595	5,545
Total	$0.52592	$16,354

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

The Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On August 1, 2018 and November 1, 2018, the Company’s board of directors declared regular monthly cash distributions for October 2018 through December 2018 and January 2019 through March 2019, respectively, each in the gross amount of  $0.067258 per share. The gross amount declared includes the portion of the annual distribution fee amount, which is an expense of the Company and not paid to stockholders. These distributions, less the annual distribution fee amount, have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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
The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of the Company’s common stock pursuant to its DRP, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all. No portion of the distributions paid during the nine months ended September 30, 2018 and 2017 was funded through the reimbursement of operating expenses by FS Investments or FS/KKR Advisor.
The following table reflects the sources of the cash distributions paid to stockholders on a tax basis that the Company paid on its common stock during the nine months ended September 30, 2018 and 2017:
	Nine Months Ended September 30,
	2018		2017
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	15,960	98%	10,162	83%
Short-term capital gains proceeds from the sale of assets	—	—	2,032	17%
Long-term capital gains proceeds from the sale of assets	394	2%	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Total	$16,354	100%	$12,194	100%

(1)
During the nine months ended September 30, 2018 and 2017, 93.8% and 98.2%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.6% and 1.6%, respectively, was attributable to non-cash accretion of discount and 4.6% and 0.2%, respectively, was attributed to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the nine months ended September 30, 2018 and 2017 was $14,509 and $11,196, respectively. As of September 30, 2018 and December 31, 2017, the Company had $7,918 and $6,266, respectively, of undistributed net investment income and accumulated undistributed net realized gains on a tax basis.
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
The following table sets forth a reconciliation between GAAP-basis net investment income (loss) and tax-basis net investment income during the nine months ended September 30, 2018 and 2017:
	Nine Months Ended September 30,
	2018	2017
GAAP-basis net investment income (loss)	$10,623	$2,550
Reversal of incentive fee accrual on unrealized gains	(764)	1,042
Reclassification of unamortized original issue discount, amendment fees and prepayment fees	(557)	(559)
Tax-basis net investment income portion of total return swap payments	4,294	5,822
Accretion of discount on total return swap	520	995
Other miscellaneous differences	393	1,346
Tax-basis net investment income	$14,509	$11,196

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
As of September 30, 2018 and December 31, 2017, the components of accumulated earnings on a tax basis were as follows:
	September 30, 2018 (Unaudited)	December 31, 2017
Distributable ordinary income (net investment income and short-term capital gains)	$7,112	$5,871
Distributable capital gains (accumulated capital losses)	806	395
Other temporary differences	(1,878)	(2,318)
Net unrealized appreciation (depreciation) on investments and total return swap(1)	(1,687)	4,693
Total	$4,353	$8,641

(1)
As of September 30, 2018 and December 31, 2017, the gross unrealized appreciation on the Company’s investments and TRS was $9,266 and $5,256, respectively, and the gross unrealized depreciation on the Company’s investments was $10,953 and $563, respectively.

The aggregate cost of the Company’s investments, including the accretion of discount on the TRS, for U.S. federal income tax purposes totaled $281,598 and $263,345 as of September 30, 2018 and December 31, 2017, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis, including the TRS, was $(1,687) and $4,693 as of September 30, 2018 and December 31, 2017, respectively.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2018 and December 31, 2017:
	September 30, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$151,910	$150,336	53%	$136,060	$137,737	51%
Senior Secured Loans—Second Lien	27,946	28,041	10%	34,677	35,420	13%
Senior Secured Bonds	23,190	22,163	8%	20,481	20,196	8%
Subordinated Debt	71,526	73,183	26%	69,585	71,532	27%
Equity/Other	5,686	8,217	3%	1,489	2,285	1%
Total	$280,258	$281,940	100%	$262,292	$267,170	100%

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2018 and December 31, 2017 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8. The investments underlying the TRS had a notional amount and market value of  $150,954 and $151,171, respectively as of September 30, 2018 and $151,866 and $151,348, respectively, as of December 31, 2017.
	September 30, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$266,146	$264,330	61%	$252,241	$252,500	60%
Senior Secured Loans—Second Lien	64,664	65,218	15%	70,362	72,005	17%
Senior Secured Bonds	23,190	22,163	5%	20,481	20,196	5%
Subordinated Debt	71,526	73,183	17%	69,585	71,532	17%
Equity/Other	5,686	8,217	2%	1,489	2,285	1%
Total	$431,212	$433,111	100%	$414,158	$418,518	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of September 30, 2018 and December 31, 2017, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2018, the Company had eight unfunded debt investments with aggregate unfunded commitments of  $4,044. As of December 31, 2017, the Company had ten unfunded debt investments with aggregate unfunded commitments of  $11,076 and an unfunded equity/other commitment to purchase up to $4 in shares of Series A units of Chisholm Oil and Gas, LLC. The Company maintains sufficient cash on hand, available

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of September 30, 2018 and audited consolidated schedule of investments as of December 31, 2017.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2018 and December 31, 2017:
	September 30, 2018 (Unaudited)		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$1,913	1%	$—	—
Capital Goods	78,350	28%	60,114	22%
Commercial & Professional Services	18,358	7%	26,622	10%
Consumer Durables & Apparel	996	0%	6,912	3%
Consumer Services	22,394	8%	27,553	10%
Diversified Financials	7,926	3%	8,839	3%
Energy	22,756	8%	24,874	9%
Food & Staples Retailing	1,633	1%	—	—
Food, Beverage & Tobacco	6,710	2%	4,374	2%
Health Care Equipment & Services	23,877	8%	13,223	5%
Insurance	8,635	3%	15,226	6%
Materials	31,929	11%	39,887	15%
Retailing	33,276	12%	26,110	10%
Software & Services	19,920	7%	13,436	5%
Technology Hardware & Equipment	2,924	1%	—	—
Telecommunication Services	343	0%	—	—
Total	$281,940	100%	$267,170	100%

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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

As of September 30, 2018 and December 31, 2017, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:
Valuation Inputs	September 30, 2018 (Unaudited)		December 31, 2017
	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	119,692	—	—	—
Level 3—Significant unobservable inputs	162,248	(2,028)	267,170	868
Total	$281,940	$(2,028)	$267,170	$868

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
The following is a reconciliation for the nine months ended September 30, 2018 and 2017 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Nine Months Ended September 30, 2018
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$137,737	$35,420	$20,196	$71,532	$2,285	$267,170
Accretion of discount (amortization of premium)	28	1	—	—	9	38
Net realized gain (loss)	1	—	—	—	—	1
Net change in unrealized appreciation (depreciation)	(3,169)	(64)	87	(1)	1,735	(1,412)
Purchases	30,647	7,664	—	—	3,350	41,661
Paid-in-kind interest	65	31	—	—	839	935
Sales and repayments	(9,859)	(779)	—	(2)	(1)	(10,641)
Net transfers in or out of Level 3(1)	(19,539)	(28,630)	(15,814)	(71,521)	—	(135,504)
Fair value at end of period	$135,911	$13,643	$4,469	$8	$8,217	$162,248
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(3,026)	$(6)	$87	$(1)	$1,735	$(1,211)

	For the Nine Months Ended September 30, 2017
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$41,296	$5,843	$2,045	$13,502	$624	$63,310
Accretion of discount (amortization of premium)	84	354	(43)	129	—	524
Net realized gain (loss)	436	204	426	213	—	1,279
Net change in unrealized appreciation (depreciation)	1,118	186	281	1,851	96	3,532
Purchases	92,972	31,334	41,699	55,472	533	222,010
Paid-in-kind interest	25	—	—	—	—	25
Sales and repayments	(28,843)	(8,427)	(14,111)	(7,202)	—	(58,583)
Net transfers in or out of Level 3	—	—	—	—	—	—
Fair value at end of period	$107,088	$29,494	$30,297	$63,965	$1,253	$232,097
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$1,396	$563	$281	$1,959	$96	$4,295

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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the nine months ended September 30, 2018 and 2017 of the total return swap for which significant unobservable inputs (Level 3) were used in determining the fair value:
	For the Nine Months Ended September 30,
	2018	2017
Fair value at beginning of period	$868	$2,422
Accretion of discount (amortization of premium)	—	—
Net realized gain (loss)	6,771	7,857
Net change in unrealized appreciation (depreciation)	(2,896)	189
Sales and repayments	(6,771)	(7,857)
Net transfers in or out of Level 3	—	—
Fair value at end of period	$(2,028)	$2,611
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to the total return swap still held at the reporting date	$(2,896)	$189

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2018 and December 31, 2017 were as follows:
Type of Investment	Fair Value at September 30, 2018 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$128,911	Market Comparables	Market Yield (%)	6.5% – 21.8%	10.6%
	7,000	Other(2)	Other	N/A	N/A
Senior Secured Loans—Second Lien	8,935	Market Comparables	Market Yield (%)	9.6% – 12.7%	11.1%
	4,708	Cost	Cost	100.0% – 100.0%	100.0%
Senior Secured Bonds	4,469	Market Comparables	Market Yield (%)	6.6% – 9.3%	7.5%
Subordinated Debt	8	Market Comparables	EBITDA Multiples (x)	12.5x – 13.0x	12.8x
Equity/Other	8,217	Market Comparables	EBITDA Multiples (x)	5.8x – 14.0x	7.8x
		Option Valuation Model	Volatility (%)	25.0% – 25.0%	25.0%
Total	$162,248
Total Return Swap	$(2,028)	Market Quotes	Indicative Dealer Quotes	75.4% – 102.0%	97.3%
Type of Investment	Fair Value at December 31, 2017	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$118,198	Market Comparables	Market Yield (%)	8.0% – 12.0%	9.2%
	19,539	Market Quotes	Indicative Dealer Quotes	97.7% – 101.5%	99.6%
Senior Secured Loans—Second Lien	6,790	Market Comparables	Market Yield (%)	8.3% – 11.7%	10.5%
	28,630	Market Quotes	Indicative Dealer Quotes	99.8% – 103.3%	101.3%
Senior Secured Bonds	4,382	Market Comparables	Market Yield (%)	7.7% – 10.2%	8.9%
	15,814	Market Quotes	Indicative Dealer Quotes	95.5% – 100.6%	98.0%
Subordinated Debt	11	Market Comparables	EBITDA Multiples (x)	10.5x – 11.0x	10.8x
	71,521	Market Quotes	Indicative Dealer Quotes	91.1% – 108.5%	101.2%
Equity/Other	2,285	Market Comparables	EBITDA Multiples (x)	5.5x – 23.5x	9.5x
		Option Valuation Model	Volatility (%)	30.0% – 30.0%	30.0%
Total	$267,170
Total Return Swap	$868	Market Quotes	Indicative Dealer Quotes	58.3% – 101.5%	97.4%

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
Note 8. Financing Arrangements
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2018 and December 31, 2017. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2017. Any significant changes to the Company’s financing arrangements during the three months ended September 30, 2018 are discussed below.
	As of September 30, 2018 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage	L+1.25%	$10,000	$40,000	June 27, 2019(2)
Citibank Total Return Swap	Total Return Swap	L+1.60%	$150,954	$24,046	N/A(3)
	As of December 31, 2017
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage	L+1.25%	$19,900	$30,100	September 27, 2018(2)
Citibank Total Return Swap	Total Return Swap	L+1.60%	$151,866	$23,134	N/A(3)

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
This facility generally is terminable upon 270 days’ notice by either party. As of September 30, 2018 and December 31, 2017, neither party to the facility had provided notice of its intent to terminate the facility.

(3)
The TRS may be terminated by Cheltenham Funding at any time, subject to payment of an early termination fee if prior to the date 30 days before January 19, 2019 (January 19, 2018 as of December 31, 2017), or by Citibank on or after January 19, 2019 (January 19, 2018 as of December 31, 2017), in each case, in whole or in part, upon prior written notice to the other party.

For the three and nine months ended September 30, 2018 and 2017, the components of total interest expense for the Company’s financing arrangement were as follows:
	Three Months Ended September 30,
	2018			2017
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
BNP Facility(2)	$161	—	$161	$197	$33	$230
	Nine Months Ended September 30,
	2018			2017
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
BNP Facility(2)	$619	—	$619	$422	$59	$481

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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2018 were $15,236 and 5.36%, respectively. As of September 30, 2018, the Company’s effective interest rate on borrowings was 7.15%.
Citibank Total Return Swap
Counterparty	Description	Termination Date	Value as of September 30, 2018
Citibank	A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate.	Citibank may terminate the TRS on or after January 19, 2019, unless certain specified events permit Citibank to terminate the TRS on an earlier date. Cheltenham Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank, subject to an early termination fee if prior to the date 30 days before January 19, 2019.	$(2,028)
As of September 30, 2018 and December 31, 2017, the fair value of the TRS was $(2,028) and $868, respectively, which is reflected on the Company’s consolidated balance sheets as unrealized appreciation (depreciation) on total return swap. As of September 30, 2018 and December 31, 2017, the receivable due on the TRS was $1,705 and $795, respectively, which is reflected on the Company’s consolidated balance sheets as a receivable due on total return swap. As of September 30, 2018 and December 31, 2017, the Company posted $57,510 and $70,500, respectively, in cash collateral held by Citibank, of which only $57,156 and $57,806, respectively, was required to be posted. The cash collateral held by Citibank is reflected in the Company’s consolidated balance sheets as due from counterparty. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding on its consolidated balance sheets as of September 30, 2018 and December 31, 2017.
For the nine months ended September 30, 2018 and 2017, transactions in the TRS resulted in net realized gain (loss) on total return swap of  $6,771 and $7,857, respectively, and unrealized appreciation (depreciation) on total return swap of  $(2,896) and $189, respectively, both of which are reported on the Company’s consolidated statements of operations.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The following is a summary of the underlying loans subject to the TRS as of September 30, 2018:
Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Access CIG, LLC	Software & Services	L+775		2/27/26	$21	$21	$—
Access CIG, LLC	Software & Services	L+775		2/27/26	390	386	(4)
Accuride Corporation	Automobiles & Components	L+525	1.0%	11/17/23	61	61	—
Acosta, Inc.	Media	L+325	1.0%	9/26/21	2,167	2,003	(164)
Advantage Sales & Marketing Inc.	Media	L+325	1.0%	7/23/21	4,314	4,194	(120)
Advantage Sales & Marketing Inc.	Media	L+650	1.0%	7/25/22	739	696	(43)
Aleris International, Inc.	Materials	L+475		2/27/23	492	505	13
American Bath Group, LLC	Capital Goods	L+975	1.0%	9/30/24	2,760	3,015	255
American Tire Distributors, Inc.	Retailing	L+425	1.0%	9/1/21	1,349	1,331	(18)
APX Group, Inc.	Consumer Services	L+500		4/1/24	4,513	4,505	(8)
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	6,485	6,285	(200)
BCP Raptor, LLC	Energy	L+425	1.0%	6/24/24	1,517	1,542	25
Belk, Inc.	Retailing	L+475	1.0%	12/12/22	5,550	5,568	18
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+825	1.0%	7/10/23	3,238	3,114	(124)
CSM Bakery Solutions LLC	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	1,472	1,469	(3)
Dayton Superior Corp.	Materials	L+800, 6.0% PIK (6.0% Max PIK)	1.0%	11/15/21	3,762	3,297	(465)
Diamond Resorts International, Inc.	Consumer Services	L+375	1.0%	9/2/23	7,549	7,501	(48)
Distribution International, Inc.	Capital Goods	L+500	1.0%	12/12/21	994	975	(19)
Elo Touch Solutions, Inc.	Technology Hardware & Equipment	L+600	1.0%	10/31/23	2,165	2,200	35
EmployBridge, LLC	Commercial & Professional Services	L+500	1.0%	4/18/25	545	541	(4)
Evergreen AcqCo 1 LP	Retailing	L+375	1.3%	7/9/19	554	541	(13)
Foresight Energy LLC(3)	Energy	L+575	1.0%	3/28/22	3,351	3,356	5
FPC Holdings, Inc.	Capital Goods	L+450	1.3%	11/18/22	526	526	—
Gulf Finance, LLC	Energy	L+525	1.0%	8/25/23	4,558	3,928	(630)
Inmar, Inc.	Software & Services	L+800	1.0%	5/1/25	6,895	7,000	105
Ivanti Software, Inc.	Software & Services	L+425	1.0%	1/20/24	2,500	2,530	30
J.C. Penney Corp., Inc.(3)	Retailing	L+425	1.0%	6/23/23	418	403	(15)
Jo-Ann Stores, LLC	Retailing	L+500	1.0%	10/16/23	1,307	1,305	(2)
LBM Borrower, LLC	Capital Goods	L+375	1.0%	8/20/22	8,475	8,557	82
LBM Borrower, LLC(4)	Capital Goods	L+925	1.0%	8/20/23	2,876	3,000	124
LD Intermediate Holdings, Inc.	Software & Services	L+588	1.0%	12/9/22	6,885	7,344	459
Mitel US Holdings, Inc.	Software & Services	L+450		7/11/25	1,649	1,668	19
naviHealth, Inc.	Health Care Equipment & Services	L+500		8/1/25	2,707	2,755	48
nThrive, Inc.	Health Care Equipment & Services	L+450	1.0%	10/20/22	5,619	5,734	115
P.F. Chang’s China Bistro, Inc.	Consumer Services	L+500	1.0%	9/1/22	3,342	3,436	94
P2 Upstream Acquisition Co.	Energy	L+400	1.3%	10/30/20	2,407	2,529	122
P2 Upstream Acquisition Co.	Energy	L+800	1.0%	4/30/21	1,309	1,393	84
Peak 10 Holding Corp.	Software & Services	L+725	1.0%	8/1/25	4,582	4,487	(95)
Schenectady International Group, Inc.	Materials	L+475	1.0%	8/17/25	399	416	17
Sequa Mezzanine Holdings L.L.C.	Capital Goods	L+500	1.0%	11/28/21	5,482	5,468	(14)
Sequa Mezzanine Holdings L.L.C.	Capital Goods	L+900	1.0%	4/28/22	2,270	2,244	(26)
SGS Cayman, L.P(3)	Commercial & Professional Services	L+538	1.0%	4/23/21	629	623	(6)
SIRVA Worldwide Inc	Transportation	L+550		7/31/25	837	850	13
SIRVA Worldwide Inc	Transportation	L+950		7/31/26	706	706	—
SMG US Midco 2, Inc.	Consumer Services	L+700		1/23/26	258	256	(2)

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Specialty Building Products Holdings, LLC	Capital Goods	L+600	1.0%	10/26/23	$6,395	$6,648	$253
Strike, LLC	Energy	L+800	1.0%	11/30/22	2,809	2,925	116
Sutherland Global Services Inc.	Commercial & Professional Services	L+538	1.0%	4/23/21	2,701	2,678	(23)
TKC Holdings, Inc.(4)	Retailing	L+800	1.0%	2/1/24	7,771	7,883	112
TravelCLICK, Inc.(4)	Software & Services	L+775	1.0%	11/6/21	2,279	2,356	77
Westbridge Technologies, Inc.(4)	Technology Hardware & Equipment	L+850	1.0%	4/28/23	4,716	4,837	121
WireCo WorldGroup, Inc.	Materials	L+900	1.0%	9/30/24	624	620	(4)
York Risk Services Holding Corp.(4)	Insurance	L+375	1.0%	10/1/21	3,035	2,960	(75)
Total					$150,954	$151,171	217
Total TRS Accrued Income and Liabilities:							(2,245)
Total TRS Fair Value:							$(2,028)

The following is a summary of the underlying loans subject to the TRS as of December 31, 2017:
Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
American Bath Group, LLC(4)	Capital Goods	L+525	1.0%	9/30/23	$3,792	$3,978	$186
American Bath Group, LLC	Capital Goods	L+975	1.0%	9/30/24	2,760	2,993	233
ATX Networks Corp. (3)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	6,617	6,737	120
Avaya Inc.	Technology Hardware & Equipment	L+475	1.0%	12/15/24	9,900	9,829	(71)
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+825	1.0%	7/10/23	3,238	3,196	(42)
Dayton Superior Corp.	Materials	L+800	1.0%	11/15/21	3,734	3,234	(500)
Diamond Resorts International, Inc.	Consumer Services	L+450	1.0%	9/2/23	6,740	6,958	218
Elo Touch Solutions, Inc.	Technology Hardware & Equipment	L+600	1.0%	10/25/23	3,168	3,192	24
FullBeauty Brands Holdings Corp.	Consumer Durables & Apparel	L+475	1.0%	10/14/22	4,619	2,832	(1,787)
Gulf Finance, LLC	Energy	L+525	1.0%	8/25/23	4,718	4,356	(362)
Inmar, Inc.	Software & Services	L+800	1.0%	5/1/25	6,895	7,000	105
Interior Logic Group, Inc.	Capital Goods	L+600	1.0%	3/1/24	6,669	6,901	232
Ivanti Software, Inc.	Software & Services	L+425	1.0%	1/20/24	2,518	2,401	(117)
LBM Borrower, LLC	Capital Goods	L+450	1.0%	8/20/22	8,565	8,691	126
LBM Borrower, LLC(4)	Capital Goods	L+925	1.0%	8/20/23	2,876	2,994	118
LD Intermediate Holdings, Inc.	Software & Services	L+588	1.0%	12/9/22	7,020	6,949	(71)
MORSCO, Inc.	Capital Goods	L+700	1.0%	10/31/23	3,042	3,208	166
nThrive, Inc.	Health Care Equipment & Services	L+450	1.0%	10/19/22	5,663	5,749	86
P.F. Chang’s China Bistro, Inc.	Consumer Services	L+500	1.0%	9/1/22	7,257	7,026	(231)
P2 Upstream Acquisition Co.	Energy	L+400	1.3%	10/30/20	2,437	2,532	95
P2 Upstream Acquisition Co.	Energy	L+800	1.0%	4/30/21	1,309	1,365	56
Peak 10 Holding Corp.	Software & Services	L+725	1.0%	8/1/25	4,582	4,646	64
Quest Software US Holdings Inc.	Software & Services	L+550	1.0%	10/31/22	9,121	9,303	182
Specialty Building Products Holdings, LLC	Capital Goods	L+600	1.0%	10/26/23	6,443	6,677	234
Strike, LLC	Energy	L+800	1.0%	11/30/22	2,925	3,045	120
ThermaSys Corp.	Capital Goods	L+400	1.3%	5/3/19	3,335	3,273	(62)
TKC Holdings, Inc.(4)	Retailing	L+800	1.0%	2/1/24	7,771	7,850	79
TravelCLICK, Inc.(4)	Software & Services	L+775	1.0%	11/6/21	4,070	4,218	148
Westbridge Technologies, Inc.(4)	Software & Services	L+850	1.0%	4/28/23	4,839	4,876	37
WP CPP Holdings, LLC	Capital Goods	L+775	1.0%	4/30/21	2,184	2,323	139
York Risk Services Holding Corp.(4)	Insurance	L+375	1.0%	10/1/21	3,059	3,016	(43)
Total					$151,866	$151,348	(518)
Total TRS Accrued Income and Liabilities:							1,386
Total TRS Fair Value:							$868

(1)
Loan may be an obligation of one or more entities affiliated with the named company.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

(2)
The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2018 and December 31, 2017, three-month LIBOR was 2.40% and 1.69%, respectively.

(3)
The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

(4)
Security is also held directly by the Company or one of its wholly-owned subsidiaries as of September 30, 2018 and/or December 31, 2017.

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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights
The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2018 and the year ended December 31, 2017:
	Nine Months Ended September 30, 2018 (Unaudited)	Year Ended December 31, 2017
Per Share Data:(1)
Net asset value, beginning of period	$11.12	$10.96
Results of operations(2)
Net investment income	0.34	0.25
Net realized gain (loss) and unrealized appreciation (depreciation)	0.04	0.58
Net increase (decrease) in net assets resulting from operations	0.38	0.83
Stockholder distributions(3)
Distributions from net investment income	(0.53)	(0.65)
Distributions from net realized gain on investments	—	(0.09)
Net decrease in net assets resulting from stockholder distributions	(0.53)	(0.74)
Capital share transactions
Issuance of common stock(4)	0.01	0.07
Repurchases of common stock(5)	—	—
Net increase in net assets resulting from capital share transactions	0.01	0.07
Net asset value, end of period	$10.98	$11.12
Shares outstanding, end of period	31,760,376	31,614,476
Total return(6)	3.44%	8.34%
Total return (without assuming reinvestment of distributions)(6)	3.51%	8.21%
Ratio/Supplemental Data:
Net assets, end of period	$348,807	$351,537
Ratio of net investment income to average net assets(7)	3.98%	2.32%
Ratio of operating expenses to average net assets(7)	3.83%	5.27%
Ratio of net expenses to average net assets(7)	3.73%	5.26%
Portfolio turnover(8)	24.71%	38.13%
Total amount of senior securities outstanding, exclusive of treasury securities	$103,798	$113,960
Asset coverage per unit(9)	4.36	4.08

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
(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2018 are annualized, with the exception of capital gains incentive fees. Annualized ratios for the nine months ended September 30, 2018 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2018. The following is a schedule of supplemental ratios for the nine months ended September 30, 2018 and for the year ended December 31, 2017:

	Nine Months Ended September 30, 2018 (Unaudited)	Year Ended December 31, 2017
Ratio of subordinated income incentive fees to average net assets	0.22%	—
Ratio of accrued capital gains incentive fees to average net assets	(0.22)%	0.44%
Ratio of offering costs to average net assets	—	0.53%
Ratio of interest expense to average net assets	0.24%	0.26%
(8)
Portfolio turnover for the nine months ended September 30, 2018 is not annualized.

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
Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2018
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2018:
Net Investment Activity	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Purchases	$30,989	$82,492
Sales and Repayments	(12,473)	(66,562)
Net Portfolio Activity	$18,516	$15,930

	For the Three Months Ended September 30, 2018		For the Nine Months Ended September 30, 2018
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$12,750	41%	$43,488	53%
Senior Secured Loans—Second Lien	6,344	21%	7,664	9%
Senior Secured Bonds	3,079	10%	8,393	10%
Subordinated Debt	8,816	28%	19,597	24%
Equity/Other	—	—	3,350	4%
Total	$30,989	100%	$82,492	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2018 and December 31, 2017:
	September 30, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$151,910	$150,336	53%	$136,060	$137,737	51%
Senior Secured Loans—Second Lien	27,946	28,041	10%	34,677	35,420	13%
Senior Secured Bonds	23,190	22,163	8%	20,481	20,196	8%
Subordinated Debt	71,526	73,183	26%	69,585	71,532	27%
Equity/Other	5,686	8,217	3%	1,489	2,285	1%
Total	$280,258	$281,940	100%	$262,292	$267,170	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2018 and December 31, 2017 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8 to our unaudited consolidated financial statements included herein. The investments underlying the TRS had a notional amount and market value of  $150,954 and $151,171, respectively, as of September 30, 2018 and $151,866 and $151,348, respectively, as of December 31, 2017.
	September 30, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$266,146	$264,330	61%	$252,241	$252,500	60%
Senior Secured Loans—Second Lien	64,664	65,218	15%	70,362	72,005	17%
Senior Secured Bonds	23,190	22,163	5%	20,481	20,196	5%
Subordinated Debt	71,526	73,183	17%	69,585	71,532	17%
Equity/Other	5,686	8,217	2%	1,489	2,285	1%
Total	$431,212	$433,111	100%	$414,158	$418,518	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2018 and December 31, 2017:
	September 30, 2018	December 31, 2017
Number of Portfolio Companies	66	45
% Variable Rate (based on fair value)	63.3%	64.8%
% Fixed Rate (based on fair value)	33.8%	34.4%
% Non-Income Producing Equity/Other Investments (based on fair value)	0.6%	0.8%
% Income Producing Equity/Other Investments (based on fair value)	2.3%	0.0%
Average Annual EBITDA of Portfolio Companies	$231,100	$99,700
Weighted Average Purchase Price of Debt Investments (as a % of par)	97.9%	99.1%
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	10.2%	9.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.3%	9.2%
Based on our regular monthly gross cash distribution amount of  $0.067258 per share as of September 30, 2018 and our distribution reinvestment price of  $11.15 as of such date, the gross annualized distribution rate, which includes annualized distribution fees, was 7.24% as of September 30, 2018. The net annualized distribution rate to stockholders, which excludes annual distribution fees, was 6.31% as of September 30, 2018 based on our distribution reinvestment price of  $11.15. During the nine months ended September 30, 2018, our total return was 3.44% and our total return without assuming reinvestment of distributions was 3.51%.
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
Direct Originations
The following tables present certain selected information regarding our direct originations for the three and nine months ended September 30, 2018:
New Direct Originations	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Total Commitments (including unfunded commitments)	$16,123	$40,434
Exited Investments (including partial paydowns)	(5,871)	(15,064)
Net Direct Originations	$10,252	$25,370

	For the Three Months Ended September 30, 2018		For the Nine Months Ended September 30, 2018
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$9,763	61%	$29,394	73%
Senior Secured Loans—Second Lien	6,360	39%	7,693	19%
Senior Secured Bonds	—	—	—	—
Subordinated Debt	—	—	—	—
Equity/Other	—	—	3,347	8%
Total	$16,123	100%	$40,434	100%

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Average New Direct Origination Commitment Amount	$2,687	$2,527
Weighted Average Maturity for New Direct Originations	2/11/25	11/9/24
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	10.0%	11.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	10.0%	11.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	10.2%	10.1%
The following table presents certain selected information regarding our direct originations as of September 30, 2018 and December 31, 2017:
Characteristics of All Direct Originations Held in Portfolio	September 30, 2018	December 31, 2017
Number of Portfolio Companies	32	24
Average Annual EBITDA of Portfolio Companies	$76,400	$54,440
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	5.0x	4.4x
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	10.4%	9.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.5%	9.3%
Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2018 and December 31, 2017:
	September 30, 2018		December 31, 2017
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$162,063	57%	$130,046	49%
Opportunistic	47,533	17%	86,229	32%
Broadly Syndicated/Other	72,344	26%	50,895	19%
Total	$281,940	100%	$267,170	100%

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
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2018 and December 31, 2017:
	September 30, 2018		December 31, 2017
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$428	0%	$367	0%
2	227,151	81%	266,803	100%
3	52,887	19%	—	—
4	—	—	—	—
5	1,474	0%	—	—
Total	$281,940	100%	$267,170	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2018 and 2017
Revenues
Our investment income for the three and nine months ended September 30, 2018 and 2017 was as follows:
	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total	Amount	Percentage of Total Income
Interest income	$6,260	90%	$4,968	92%	$18,375	91%	$10,730	82%
Paid-in-kind interest income	373	6%	5	0%	935	5%	25	0%
Fee income	300	4%	439	8%	858	4%	2,398	18%
Dividend income	16	0%	—	—	31	0%	—	—
Total investment income(1)	$6,949	100%	$5,412	100%	$20,199	100%	$13,153	100%

(1)
Such revenues represent $6,457 and $5,336 of cash income earned as well as $492 and $76 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2018 and 2017, respectively. Such revenues represent $18,944 and $12,915 of cash income earned as well as $1,255 and $238 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2018 and 2017, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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
Expenses
Our operating expenses for the three and nine months ended September 30, 2018 and 2017 were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Management fees	$1,365	$1,636	$4,658	$4,017
Subordinated income incentive fees	213	—	585	—
Capital gains incentive fees	150	476	(764)	1,387
Administrative services expenses	123	90	354	290
Stock transfer agent fees	50	25	150	132
Accounting and administrative fees	38	33	116	87
Interest expense	161	230	619	481
Distribution fees	797	536	2,858	1,840
Offering costs	—	266	—	1,118
Directors’ fees	108	138	468	323
Expenses associated with our independent audit and related fees	64	118	190	258
Legal fees	20	15	59	54
Printing fees	75	74	223	224
Other	82	—	313	188
Total operating expenses	3,246	3,637	9,829	10,399
Management fee waiver	—	(204)	(253)	(462)
Add: Expense recoupment to sponsor	—	—	—	666
Net expenses	$3,246	$3,433	$9,576	$10,603

The following table reflects selected expense ratios as a percent of average net assets for the three and nine months ended September 30, 2018 and 2017 were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Ratio of operating expenses to average net assets	0.93%	1.24%	2.81%	4.32%
Ratio of management fee waiver to average net assets	—	(0.07)%	(0.07)%	(0.19)%
Ratio of expense recoupment to sponsor to average net assets	—	—	—	0.28%
Ratio of net operating expenses to average net assets	0.93%	1.17%	2.74%	4.41%
Ratio of subordinated income incentive fees, capital gains incentive fees, interest expense and offering costs to average net assets(1)	(0.15)%	(0.33)%	(0.13)%	(1.24)%
Ratio of net operating expenses to average net assets, excluding certain expenses	0.78%	0.84%	2.61%	3.17%

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
Expense Reimbursement
During the three months ended September 30, 2018 and 2017, we did not accrue any amounts for expense reimbursements that FS Investments or FS/KKR Advisor has agreed to pay. During the nine months ended September 30, 2018 and 2017, we accrued $0 and $666, respectively, for expense recoupments payable to FS Investments. See “—Overview—Expenses” for a discussion of the FS Investments expense reimbursement agreement and the FS/KKR Advisor expense reimbursement agreement, each of which has been terminated.
Net Investment Income (Loss)
Our net investment income (loss) totaled $3,703 ($0.12 per share) and $1,979 ($0.07 per share) for the three months ended September 30, 2018 and 2017, respectively. Our net investment income (loss) totaled $10,623 ($0.34 per share) and $2,550 ($0.12 per share) for the nine months ended September 30, 2018 and 2017.
Net Realized Gains or Losses
Our net realized gains (losses) on investments and the total return swap for the three and nine months ended September 30, 2018 and 2017, were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net realized gain (loss) on investments(1)	$(27)	$461	$695	$1,279
Net realized gain (loss) on total return swap	1,706	2,794	6,771	7,857
Total net realized gain (loss)	$1,679	$3,255	$7,466	$9,136

(1)
We sold investments and received principal repayments of  $7,070 and $5,403, respectively, during the three months ended September 30, 2018 and $15,276 and $5,354, respectively, during the three months ended September 30, 2017. We sold investments and received principal repayments of  $28,359 and $38,203, respectively, during the nine months ended September 30, 2018 and $38,684 and $19,899, respectively, during the nine months ended September 30, 2017.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap
Our net change in unrealized appreciation (depreciation) on investments and the total return swap for the three and nine months ended September 30, 2018 and 2017, were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net change in unrealized appreciation (depreciation) on investments	$764	$1,340	$(3,196)	$3,532
Net change in unrealized appreciation (depreciation) on total return swap	(139)	(247)	(2,896)	189
Total net change in unrealized appreciation (depreciation)	$625	$1,093	$(6,092)	$3,721

During the nine months ended September 30, 2018, the net unrealized depreciation on our investments was primarily driven by lower valuations on several of our debt instruments. During the three and nine months ended September 30, 2018, the net unrealized depreciation on our TRS was primarily driven by depreciation of our first lien senior secured loans.

Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended September 30, 2018 and 2017, the net increase (decrease) in net assets resulting from operations was $6,007 ($0.19 per share) and $6,327 ($0.24 per share), respectively. For the nine months ended September 30, 2018 and 2017, the net increase (decrease) in net assets resulting from operations was $11,997 ($0.38 per share) and $15,407 ($0.70 per share), respectively.
Financial Condition, Liquidity and Capital Resources
Overview
As of September 30, 2018, we had $22,431 in cash, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $57,510 in cash held as collateral by Citibank under the terms of the TRS. In addition, as of September 30, 2018, we had $40,000 in borrowings available under our financing arrangement. As of September 30, 2018, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of September 30, 2018, we had eight unfunded debt investments with aggregate unfunded commitments of  $4,044. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of September 30, 2018:
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage	L+1.25%	$10,000	$40,000	June 27, 2019(2)
Citibank Total Return Swap	Total Return Swap	L+1.60%	$150,954	$24,046	N/A(3)

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
As described in Note 8 to our unaudited consolidated financial statements included herein, this facility generally is terminable upon 270 days’ notice by either party. As of September 30, 2018, neither party to the facility had provided notice of its intent to terminate the facility.

(3)
The TRS may be terminated by Cheltenham Funding at any time, subject to payment of an early termination fee if prior to the date 30 days before January 19, 2019, or by Citibank on or after January 19, 2019, in each case, in whole or in part, upon prior written notice to the other party.

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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC IV Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a non-taxable distribution) will be mailed to our stockholders. No portion of the distributions paid during the nine months ended September 30, 2018 was funded through the reimbursement of operating expenses by FS Investments.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we declared and paid to stockholders on our common stock during the nine months ended September 30, 2018 and 2017:
	Distribution(1)
For the Three Months Ended	Per Share	Amount
Fiscal 2017
March 31, 2017(2)	$0.18767	$2,917
June 30, 2017(2)	0.20171	4,712
September 30, 2017	0.17475	4,565
Total	$0.56413	$12,194
Fiscal 2018
March 31, 2018	$0.17452	$5,247
June 30, 2018	0.17545	5,562
September 30, 2018	0.17595	5,545
Total	$0.52592	$16,354

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

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the nine months ended September 30, 2018 and 2017.
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
For the nine months ended September 30, 2018, we recognized $340 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on our consolidated statement of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which we recorded structuring and other non-recurring upfront fees as income when earned. We have determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the nine months ended September 30, 2018.
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
Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2018 and 2017, we did not incur any interest or penalties.
See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our significant accounting policies.
Contractual Obligations
We have entered into an agreement with FS/KKR Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/KKR Advisor investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FS/KKR Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser” for a discussion of these agreements and for the amount of fees and expenses accrued under similar agreements with FSIC IV Advisor during the nine months ended September 30, 2018 and 2017.
A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at September 30, 2018 is as follows:
		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
BNP Facility(2)	June 27, 2019	$10,000	$10,000	—	—	—

(1)
Amounts outstanding under the financing arrangement will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
At September 30, 2018, $40,000 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days’ notice by either party. As of September 30, 2018, neither party to the facility had provided notice of its intent to terminate the facility.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Item 3.
Quantitative and Qualitative Disclosures About Market Risk. (dollar amounts in thousands)

We are subject to financial market risks, including changes in interest rates. As of September 30, 2018, 63.3% of our portfolio investments (based on fair value) paid variable interest rates, 33.8% paid fixed interest rates, 0.6% consisted of non-income producing equity/other investments and the remaining 2.3% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the FS/KKR Advisor investment advisory and administrative services agreement, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS/KKR Advisor with respect to our increased pre-incentive fee net investment income.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2018:

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Interest Income
Down 100 basis points	$(1,895)	—	$(1,895)	(5.3)%
No change	—	—	—	—
Up 100 basis points	$1,895	—	$1,895	5.3%
Up 300 basis points	$5,684	—	$5,684	15.9%
Up 500 basis points	$9,474	—	$9,474	26.6%

(1)
Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Cheltenham Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.60% per annum on the utilized notional amount of the loans subject to the TRS. As of September 30, 2018, all of the loans underlying the TRS (based on fair value) paid variable interest rates.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2018 and 2017, we did not engage in interest rate hedging activities.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”
Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three month period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information concerning our repurchases of shares of our Class T common stock pursuant to our share repurchase program during the quarter ended September 30, 2018:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2018	315,581	$11.1549	315,581	—(1)
August 1 to August 31, 2018	—	—	—	—
September 1 to September 30, 2018	—	—	—	—
Total	315,581	$11.1549	315,581	—(1)

(1)
The maximum number of shares available for repurchase on July 2, 2018 was 603,934. A description of the calculation of the maximum number of shares of common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

See Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a more detailed discussion of the terms of our share repurchase program.
Item 3.
Defaults upon Senior Securities.

Not applicable.
Item 4.
Mine Safety Disclosures.

Not applicable.
Item 5.
Other Information.

On November 14, 2018, FS/KKR Advisor announced that for any calendar quarter ending on or prior to September 30, 2019 it will defer the receipt of base management fees under the FS/KKR Advisor investment advisory and administrative services agreement if, and to the extent that, the Company’s distributions paid to the Company’s stockholders in the calendar quarter exceeds the sum of the Company’s investment company taxable income (as defined in Section 852 of the Internal Revenue Code of 1986, as amended, or the Code), net capital gains (as defined in Section 1222 of the Code) and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts were not included in net investment company taxable income or net capital gains) in the calendar quarter, or collectively, the Company’s distributable funds on a tax basis. FS/KKR Advisor will only receive any deferred fees in a future calendar quarter if, and to the extent that, the Company’s distributable funds on a tax basis in the future calendar quarter exceeds the Company’s distributions paid to the Company’s stockholders in such quarter. Prior to September 30, 2019, FS/KKR Advisor will evaluate whether to extend this commitment to future quarters. In light of this commitment by FS/KKR Advisor, the FS/KKR Advisor expense reimbursement agreement was terminated on November 14, 2018. No early termination penalties will be incurred by the Company in light of the termination of the FS/KKR Advisor expense reimbursement agreement. See Note 4—Related Party Transactions—Expense Reimbursement in our unaudited consolidated financial statements included herein for a description of the material terms and conditions of the FS/KKR Advisor expense reimbursement agreement.
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

10.6	Form of Selected Dealer Agreement. (Incorporated by reference to Exhibit (h)(2) to Post-Effective Amendment No. 7 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on February 2, 2017).
10.7	Custodian Agreement, by and between FS Investment Corporation IV and State Street Bank and Trust Company (Incorporated by reference to Exhibit (j) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).

10.8	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of October 9, 2015, by and between FS Investment Corporation IV and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit (k)(2) to Post-Effective Amendment No. 1 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 9, 2015).
10.9	Expense Support and Conditional Reimbursement Agreement, dated as of April 9, 2018, by and between FS Investment Corporation IV and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on April 9, 2018)
10.10	Amended and Restated Distribution Plan (Incorporated by reference to Exhibit (k)(3) filed with Post-Effective Amendment No. 7 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on February 2, 2017).
10.11	Amended and Restated Class Shares Plan (Incorporated by reference to Exhibit (k)(4) to Post-Effective Amendment No. 7 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on February 2, 2017).
10.12	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).
10.13	Amended and Restated Paragraph 13 of the Credit Support Annex, dated as of September 5, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit (k)(6) to Post-Effective Amendment No. 9 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 18, 2017).
10.14	Confirmation Letter Agreement, dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).
10.15	Amended and Restated Confirmation Letter Agreement, dated as of April 12, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on April 14, 2016).
10.16	Second Amended and Restated Confirmation Letter Agreement, effective as of June 3, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on June 8, 2016).
10.17	Third Amended and Restated Confirmation Letter Agreement, effective as of June 30, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on June 13, 2016).
10.18	Fourth Amended and Restated Confirmation Letter Agreement, effective as of January 19, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 1, 2017).
10.19	Fifth Amended and Restated Confirmation Letter Agreement, effective as of July 19, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on July 24, 2017).
10.20	Sixth Amended and Restated Confirmation Letter Agreement, effective as of September 5, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit (k)(13) to Post-Effective Amendment No. 9 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 18, 2017).
10.21	Seventh Amended and Restated Confirmation Letter Agreement, effective as of January 19, 2018, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 23, 2018).

10.22	Eight Amended and Restated Confirmation Letter Agreement, effective as of July 19, 2018, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on July 24, 2018).
10.23	Investment Management Agreement, dated as of January 19, 2016, by and between FS Investment Corporation IV and Cheltenham Funding LLC (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).
10.24	Guarantee, dated as of January 19, 2016, by FS Investment Corporation IV in favor of Citibank, N.A.(Incorporated by reference to Exhibit 10.4 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).
10.25	Committed Facility Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).
10.26	U.S. PB Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd., on behalf of itself and as agent for the BNPP Entities (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).
10.27	Special Custody and Pledge Agreement, dated and effective as of March 1, 2017, by and among Broomall Funding LLC, BNP Paribas Prime Brokerage International, Ltd., and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).
10.28	First Amendment Agreement, dated as of May 29, 2018, to the Committed Facility Agreement, dated as of March 1, 2017, between BNP Paribas Prime Brokerage International, Ltd. and Broomall Funding LLC. (Incorporated by reference to Exhibit 10.32 to FS Investment Corporation IV’s Quarterly Report on Form 10-Q filed on August 14, 2018).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

c.   Financial statement schedules
No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2018.
FS INVESTMENT CORPORATION IV
By:	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ William Goebel William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)