Form 10-K
period 2018-12-31
FS Investment Corp IV
filed 2019-03-18
CIK 1637417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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
There were 31,499,371 shares of the registrant’s Class T common stock outstanding as of March 12, 2019.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2019 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

FS INVESTMENT CORPORATION IV

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2018

i

PART I
Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation.
Item 1.
Business.

FS Investment Corporation IV, or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on February 25, 2015 and formally commenced investment operations on January 6, 2016. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2018, we had total assets of approximately $376.8 million.
We are managed by FS/KKR Advisor, LLC, or the Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions with respect to our portfolio.
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We seek to meet our investment objectives by:
•
utilizing the experience and expertise of the management team of the Advisor;

•
employing a defensive investment approach focused on long-term credit performance and principal protection;

•
focusing primarily on debt investments in a broad array of private U.S. companies, including middle market companies, which we define as companies with annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of  $25 million to $100 million at the time of investment. In many market environments, we believe such a focus offers an opportunity for superior risk adjusted returns;

•
investing primarily in established, stable enterprises with positive cash flows; and

•
maintaining rigorous portfolio monitoring, in an attempt to anticipate and pre-empt negative credit events within our portfolio, such as an event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company.

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter,” or OTC, market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, structured products, other debt securities and derivatives, including total return swaps and credit default swaps. The Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments, such as where the market price of loans, bonds or other securities reflects a lower value than deemed warranted by the Advisor’s fundamental analysis, which may occur due to general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community and may include event driven investments, anchor orders and structured products.
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
To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing. The minimum asset coverage requirement applicable to BDCs under the 1940 Act, however, is currently 150% provided that certain disclosure, approval and other requirements are met.
As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the U.S. Securities and Exchange Commission, or the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated April 3, 2018, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions including investments originated and directly negotiated by the Advisor or KKR Credit Advisors (US) LLC, or KKR Credit, with our co-investment affiliates. We believe this relief enhances our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained.
While a BDC may list its shares for trading in the public markets, we have currently elected not to do so. We believe that a non-traded structure is more appropriate for the long-term nature of the assets in which we invest. This structure allows us to operate with a long-term view, similar to that of other types of private investment funds, instead of managing to quarterly market expectations. Furthermore, while our distribution reinvestment and share repurchase prices are subject to adjustment in accordance with the 1940 Act and our pricing policy, because our shares of common stock are not currently listed on a national securities exchange, our stockholders are not subject to the daily share price volatility associated with the public markets. However, the net asset value of our shares of common stock may still be volatile.
For information regarding our share repurchase program, distributions and our distribution reinvestment plan, including certain related tax considerations, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Share Repurchase Program and Distributions” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions.”
About the Advisor
The Advisor is a Delaware limited liability company, located at 201 Rouse Boulevard, Philadelphia, PA 19112, registered as an investment adviser with the SEC under the Advisers Act. The Advisor is a partnership between an affiliate of Franklin Square Holdings, L.P. (which does business as FS Investments), or FS Investments, and KKR Credit. Our chairman and chief executive officer, Michael C. Forman, serves as the Advisor’s chairman and chief executive officer, and Todd C. Builione, our president, serves as the Advisor’s president.

The Advisor’s management team has significant experience in private lending and private equity investing, and has developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. The team also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. We believe that the active and ongoing participation by FS Investments, KKR Credit and their respective affiliates in the credit markets, and the depth of experience and disciplined investment approach of the Advisor’s management team, will allow the Advisor to successfully execute our investment strategies.
Our board of directors, including a majority of independent directors, oversees and monitors our investment performance, and beginning with the second anniversary of the effective date of the investment advisory and administrative services agreement, by and between us and the Advisor, dated as of April 9, 2018, or the investment advisory and administrative services agreement, will review the investment advisory and administrative services agreement to determine, among other things, whether the fees payable under such agreement are reasonable in light of the services provided.
About FS Investments
FS Investments is a leading asset manager dedicated to helping individuals, financial professionals and institutions design better portfolios. The firm provides access to alternative sources of income and growth, and focuses on setting the industry standards for investor protection, education and transparency. FS Investments is headquartered in Philadelphia with offices in New York, NY, Orlando, FL, and Washington, DC. The firm had approximately $23 billion in assets under management as of December 31, 2018.
About KKR Credit
KKR Credit is a Delaware limited liability company, located at 555 California Street, 50th Floor, San Francisco, CA 94104, registered as an investment adviser with the SEC under the Advisers Act. It had approximately $65.6 billion of assets under management as of December 31, 2018 across investment funds, structured finance vehicles, specialty finance companies and separately managed accounts that invest capital in both liquid and illiquid credit strategies on behalf of some of the largest public and private pension plans, global financial institutions, university endowments and other institutional and public market investors. Its investment professionals utilize an industry and thematic approach to investing and benefit from access, where appropriate, to the broader resources and intellectual capital of KKR & Co. Inc., or KKR & Co.
KKR Credit is a subsidiary of KKR & Co., a leading global investment firm with approximately $194.7 billion in assets under management as of December 31, 2018, that manages investments across multiple asset classes, including private equity, energy, infrastructure, real estate and credit, with strategic manager partnerships that manage hedge funds. KKR & Co. aims to generate attractive investment returns for its fund investors by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation with KKR & Co. portfolio companies. KKR & Co. invests its own capital alongside the capital it manages for fund investors and provides financing solutions and investment opportunities through its capital markets business.
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
Large Target Market
Middle-market companies represent, we believe, a significant portion of the growth segment of the U.S. economy and often require substantial capital investment to grow their businesses. Middle-market companies have generated a significant number of investment opportunities for us and investment programs managed by our affiliates over the past several years, and we believe that this market segment will continue to produce significant investment opportunities for us.
Limited Investment Competition
Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions in providing financing to middle market companies. As tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured loans to middle market companies represented approximately 4% of overall middle market loan volume in 2018 and 1% of overall middle market loan volume in 2017, down from nearly 25% in 2000. However, the continuation of lower levels of participation by traditional financial institutions in the middle market is uncertain as a result of changing investment opportunities in the broader market and a potentially changing regulatory landscape.
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

Characteristics of and Risks Related to Investments in Private Companies
We invest primarily in the debt of private middle market U.S. companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt securities that we hold. Second, the investments themselves may often be illiquid. The securities of most of the companies in which we invest are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated OTC secondary market for institutional investors. In addition, our directly originated investments generally will not be traded on any secondary market and a trading market for such investments may not develop. These securities may also be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Advisor to obtain adequate information through its due diligence efforts to evaluate the creditworthiness of, and risks involved in, investing in these companies, and to determine the optimal time to exit an investment. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.
Investment Strategy
Our principal focus is to invest in senior secured and second lien secured loans of private middle market U.S. companies, and to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the OTC market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of bonds, structured products, other debt securities and derivatives. The Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments, such as where the market price of loans, bonds or other securities reflects a lower value than deemed warranted by the Advisor’s fundamental analysis, which may occur due to general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community and may include event driven investments, anchor orders and structured products.
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

•
Private equity sponsorship. Often, we seek to participate in transactions sponsored by what we believe to be sophisticated and seasoned private equity firms. The Advisor’s management team believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an endorsement of the quality of the investment. Further, by co-investing with such experienced private equity firms which commit significant sums of equity capital ranking junior in priority of payment to our debt investments, we may benefit from the due diligence review performed by the private equity firm, in addition to our own due diligence review. Further, strong private equity sponsors with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational or financial issues arise which could provide additional protections for our investments.

•
Allocation among various issuers and industries. We seek to allocate our portfolio broadly among issuers and industries, thereby attempting to reduce the risk of a downturn in any one company or industry having a disproportionate adverse impact on the value of our portfolio.

•
Viable exit strategy. While we attempt to invest in securities that may be sold in a privately negotiated OTC market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

Potential Competitive Strengths
We believe that we offer investors the following potential competitive strengths:
Global platform with seasoned investment professionals
We believe that the breadth and depth of the experience of the Advisor’s senior management team which is dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, provide us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities.
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
Disciplined, income-oriented investment philosophy
The Advisor employs a defensive investment approach focused on long-term credit performance and principal protection. This investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation.
Investment expertise across all levels of the corporate capital structure
The Advisor believes that its broad expertise and experience investing at all levels of a company’s capital structure enable us to manage risk while affording us the opportunity for significant returns on our investments. We attempt to capitalize on this expertise in an effort to produce and maintain an investment portfolio that will perform in a broad range of economic conditions.
International capital markets capabilities
The Advisor leverages the intellectual capital, industry experience and global network of KKR & Co.’s Capital Markets team to support the origination of new private credit investment opportunities. Through KKR & Co.’s Capital Markets franchise, the Advisor benefits from expanded sources of deal flow, real-time market intelligence on pricing trends and continuous dialogue with issuers and sponsors to provide holistic financing solutions to current and prospective portfolio companies. In addition, KKR & Co.’s Capital Markets franchise gives us the ability to access and originate larger transactions and enhances the Advisor’s ability to manage risk
Ability to create bespoke financing solutions through asset based finance
The Advisor believes that there is an expansive and growing opportunity to create customized solutions in underserved and mispriced asset classes, including across the aircraft, consumer finance, real estate and auto and equipment finance sectors. The Advisor will seek to identify investments with strong collateral protection, a low correlation to the broader markets and equity-like upside potential.
Share class specifications
In November 2017, we closed our continuous public offering of Class T common stock to new investors. We have submitted to the SEC an application for an exemptive order to permit us to offer multiple classes of common stock. In the event we obtain such relief, we may recommence our offering to offer multiple classes of our common stock, with each class having a different upfront sales load and fee expense structure. There can be no assurance that we will receive an exemptive order from the SEC.
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
Operating and Regulatory Structure
Our investment activities are managed by the Advisor and supervised by our board of directors, a majority of whom are independent. Under the investment advisory and administrative services agreement, we have agreed to pay the Advisor an annual base management fee based on the average weekly value of our gross assets and an incentive fee based on our performance. See Notes 2 and 4 to our consolidated financial statements included in this annual report on Form 10-K for a description of the fees we pay to the Advisor.

From time to time, the Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills or attributes that the Advisor believes will aid it in achieving our investment objectives.
The Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. The Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, the Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
Pursuant to our investment advisory and administrative services agreement, we reimburse the Advisor for expenses necessary to perform services related to our administration and operations, including the Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to us on behalf of the Advisor. We reimburse the Advisor no less than monthly for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of  (1) the Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. Due to our relatively small asset base, for the fiscal year ended December 31, 2016, the amount of the allocated expenses to be reimbursed was subject to a monthly minimum of  $20,000 to reflect the fact that there was a minimum amount of administrative service performed on our behalf by investment adviser personnel. The Advisor allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of the Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to the Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.
We have contracted with State Street Bank and Trust Company to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by the Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.
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
Investment Types
We primarily focus on the following investment types:
Senior Secured Loans
Senior secured loans are situated at the top of the capital structure. Because these loans generally have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Generally, we expect that the interest rate on our senior secured loans typically will have variable rates over a standard benchmark, such as the prime rate or the London Interbank Offered Rate, or LIBOR.
Second Lien Secured Loans
Second lien secured loans are immediately junior to senior secured loans and have substantially the same maturities, collateral and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower, which means that any realization of collateral will generally be applied to pay senior secured loans in full before second lien secured loans are paid and the value of the collateral may not be sufficient to repay in full both senior secured loans and second lien secured loans. In return for this junior ranking, second lien secured loans generally offer higher returns compared to senior secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with subordinated loans. Generally, we expect these loans to carry a fixed rate, or a floating current yield over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.
Senior Secured Bonds
Senior secured bonds are generally secured by collateral on a senior, pari passu or junior basis with other debt instruments in an issuer’s capital structure and have similar maturities and covenant structures as senior secured loans. Generally, we expect these investments to carry a fixed rate.
Subordinated Debt
In addition to senior secured loans, second lien secured loans and senior secured bonds, we may invest a portion of our assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to senior debt and are often unsecured, but are situated above preferred equity and common equity in the capital structure. In return for their junior status compared to senior debt, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed rate or a floating current yield over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.
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
Convertible Securities
We may invest in convertible securities, such as bonds, debentures, notes, preferred stocks or other securities that may be converted into, or exchanged for, a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula

Non-U.S. Securities
We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies and securities of companies in emerging markets, to the extent permitted by the 1940 Act.
Structured Products
We may invest in structured products, which may include collateralized debt obligations, collateralized bond obligations, collateralized loan obligations, structured notes and credit-linked notes. The issuers of such investment products may be structured as trusts or other types of pooled investment vehicles. Such products may also involve the deposit with or purchase by an entity of the underlying investments and the issuance by that entity of one or more classes of securities backed by, or representing interests in, the underlying investments or referencing an indicator related to such investments.
Derivatives
We may also invest from time to time in derivatives, including total return swaps, interest rate swaps, credit default swaps and foreign currency forward contracts. We anticipate that any use of derivatives would primarily be as a substitute for investing in conventional securities or to hedge potential risk that is identified by the Advisor.
Investments in Private Investment Funds
We may invest in, or wholly own, private investment funds, including hedge funds, private equity funds, limited liability companies, real estate investment trusts and other business entities. In particular, we expect we may invest in asset-based opportunities through joint ventures, investment platforms or build-ups that provide one or more of the following services: origination or sourcing of potential investment opportunities, due diligence and negotiation of potential investment opportunities and/or servicing, development and management (including turnaround) and disposition of investments. Such investments in joint ventures, platforms and build-ups may be in or alongside existing or newly formed operators, consultants and/or managers that pursue such opportunities and may or may not include capital and/or assets contributed by third party investors. Such investments may include opportunities to direct-finance physical assets, such as airplanes and ships, and/or operating assets, such as financial service entities, as opposed to investment securities, or to invest in origination and/or servicing platforms directly. These asset-based opportunities are expected to offer mezzanine-like structural downside protection as well as asset collateral, and equity-like upside that can be achieved through appreciation at the asset-level or, in the case of platforms, through growth of the enterprise value. Key areas of focus include, without limitation, (i) aircraft, (ii) shipping, (iii) renewables, (iv) real estate, (v) consumer finance, and (vi) energy/infrastructure.
Investments with Third-Parties
We may co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly-controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. Such joint venture partners or third party managers may include former personnel of the Advisor or its affiliates or associated persons.
Cash and Cash Equivalents
We may maintain a certain level of cash or equivalent instruments, including money market funds, to make follow-on investments, if necessary, in existing portfolio companies or to take advantage of new opportunities.
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
Risk Management
We seek to limit the downside potential of our investment portfolio by, among other things:
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

We may also enter into interest rate hedging transactions at the sole discretion of the Advisor. Such transactions will enable us to selectively modify interest rate exposure as market conditions dictate.
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
Investment Process
The investment professionals employed by the Advisor or its affiliates have spent their careers developing the resources necessary to invest in private companies. Our current transaction process is highlighted below.
Our Transaction Process
Sourcing
The relationships of the Advisor and its affiliates provide us with access to a robust and established pipeline of investment opportunities sourced from a variety of different investment channels, including private equity sponsors, non-sponsored corporates, financial advisors, banks, brokers and family offices. In addition, access to KKR & Co.’s Capital Markets and KKR’s Principal Finance strategies provide us with additional origination opportunities.
Evaluation
Screening. Once a potential investment has been identified, the Advisor screens the opportunity and makes a preliminary determination concerning whether to proceed with a more comprehensive deal-level due diligence review.
Pipeline/Risk Update. Upon review of the full deal pipeline, the Advisor raises key risks and issues to determine whether or not an investment meets our basic investment criteria and offers an acceptable probability of attractive returns with identifiable downside risk. The objective is for the Advisor to identify a suitable and attractive opportunity for a more comprehensive due diligence review based on the facts and circumstances surrounding the investment.
Deal-level Q&A: After an investment has been identified and preliminary due diligence has been completed, screening memos and a credit research analysis is prepared. These reports are reviewed by the Advisor’s investment committee, or the Investment Committee, to discuss key diligence and structuring issues. Following the Advisor’s review, the Investment Committee will complete any incremental due diligence prior to formal Investment Committee approval. Though each transaction may involve a somewhat different approach, the Advisor’s diligence of each opportunity could include:
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

Execution
Following any incremental due diligence, the Investment Committee is presented with a formal recommendation for approval. Once the Investment Committee has determined that the portfolio company is suitable for investment, the Advisor works with the management team of the prospective company to finalize the structure and terms of the investment. We believe that structuring transactions appropriately is a key factor to producing strong investment results. Accordingly, we will actively consider transaction structures and seek to process and negotiate terms that provide the best opportunities for superior risk-adjusted returns.
Post-Investment Monitoring
Portfolio Monitoring. The Advisor monitors our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, the Advisor works closely with, as applicable, the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.
Typically, the Advisor receives financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. The Advisor uses this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects.
In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The Advisor uses an investment rating scale of 1 to 4. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Portfolio Asset Quality” for a description of the conditions associated with each investment rating.
Valuation Process. Each quarter, we value investments in our portfolio, and such values are disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors determines the fair value of such investments in good faith, utilizing the input of our valuation committee, the Advisor and any other professionals or materials that our board of directors deems relevant, including independent third-party pricing services and independent third-party valuation services, if applicable. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Valuation of Portfolio Investments.”
Managerial Assistance. As a BDC, we must offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, the Advisor will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than the Advisor, will retain any fees paid for such assistance.

Exit
While we attempt to invest in securities that may be sold in a privately negotiated OTC market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.
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
As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated April 3, 2018, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with our co-investment affiliates. Under the terms of this relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategy and any criteria established by our board of directors.
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
For purposes of Section 55(a) under the 1940 Act, we will treat each loan underlying a total return swap as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. We may, however, accord different treatment to a total return swap in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.
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

Temporary Investments
Pending investment in other types of  “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, including money market funds, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to maintain our qualification as a RIC for U.S. federal income tax purposes as described below under “—Taxation as a RIC.” Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
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
For purposes of the asset coverage ratio test applicable to us as a BDC, we will treat the outstanding notional amount of a total return swap, less the initial amount of any cash collateral required to be posted under the total return swap, as a senior security for the life of that instrument. We may, however, accord different treatment to the total return swap in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.
Code of Ethics
We and the Advisor have each adopted a code of ethics pursuant to Rule 17j-1 promulgated under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the codes may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with each code’s requirements. Each code of ethics is available on our website at www.fsinvestments.com and on the EDGAR Database on the SEC’s Internet site at www.sec.gov.
Compliance Policies and Procedures
We and the Advisor have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer and the chief compliance officer of the Advisor are responsible for administering these policies and procedures.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to the Advisor. The proxy voting policies and procedures of the Advisor are set forth below. The guidelines are reviewed periodically by the Advisor and our independent directors, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, the Advisor has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the investment advisory clients of the Advisor are intended to comply with Section 206 of, and Rule 206(4)-6 promulgated under, the Advisers Act.
The Advisor will vote proxies relating to our securities in the best interest of its clients’ stockholders. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by its clients. Although the Advisor will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.
The proxy voting decisions of the Advisor are made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how the Advisor intends to vote on a proposal in order to reduce any attempted influence from interested parties.
You may obtain information, without charge, regarding how the Advisor voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, FS Investment Corporation IV, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112 or by calling us collect at (215) 495-1150.
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
For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each tax year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we have elected to amortize market discount and include such amounts in our taxable income in the current tax year, instead of upon their disposition, as an election not to do so would limit our ability to deduct interest expense for tax purposes.
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
Competition
Our primary competitors for investments include other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds). In addition, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. We also compete with traditional financial services companies such as commercial banks. We believe we will be able to compete with these entities for financing opportunities on the basis of, among other things, the experience of the Advisor’s senior management team. Furthermore, while we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle market private U.S. companies, we are not certain whether this trend will continue as a result of the potentially changing regulatory landscape. For additional information, see “—Potential Market Opportunity” and “—Potential Competitive Strengths.”
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
Employees
We do not currently have any employees. Each of our executive officers is a principal, officer or employee of the Advisor or its affiliates, which manages and oversees our investment operations. In the future, the Advisor may retain additional investment personnel based upon its needs.

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
We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available free of charge by calling us collect at (215) 495-1150 or on our website at www.fsinvestments.com. Information contained on our website is not incorporated into this annual report on Form 10-K and you should not consider such information to be part of this annual report on Form 10-K. Such information is also available from the EDGAR database on the SEC’s web site at www.sec.gov.

Item 1A. Risk Factors.
Investing in our securities involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, investors should consider carefully the following information before making an investment in our securities. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our common stock could decline or the value of our debt or equity investments may decline, and investors may lose all or part of their investment.
Risks Related to an Investment in Our Common Stock
Our shares are not listed on an exchange or quoted through a quotation system, and will not be for the foreseeable future, if ever, and there can be no assurance that we will complete a liquidity event by a specified date, or at all. Therefore, stockholders will have limited liquidity and may not receive a full return of invested capital upon selling shares.
Our shares are illiquid assets for which there is not a secondary market and it is not expected that a secondary market will develop in the foreseeable future. In addition, there can be no assurance that we will complete a liquidity event by a specified date or at all. A liquidity event could include (1) a listing of our shares on a national securities exchange, (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation or (3) a merger or another transaction approved by our board of directors in which our stockholders likely will receive cash or shares of a publicly-traded company. If our shares are listed, we cannot assure stockholders that a public trading market will develop. In addition, a liquidity event involving a listing of our shares on a national securities exchange may include certain restrictions on the ability of stockholders to sell their shares. Further, even if we do complete a liquidity event, stockholders may not receive a return of all of their invested capital.
If we do not successfully complete a liquidity event, liquidity for an investor’s shares will be limited to our share repurchase program, which we have no obligation to maintain. Any shares repurchased pursuant to our share repurchase program may be purchased at a price which reflects a significant discount from the purchase price a stockholder paid for the shares being repurchased. In addition, there are significant limitations placed on the number of shares we may repurchase under our share repurchase program, which may prevent a stockholder from selling all of its shares under the program. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Share Repurchase Program” for a detailed description of our share repurchase program.
We are not obligated to complete a liquidity event by a specified date; therefore, it will be difficult for an investor to sell his or her shares.
A liquidity event could include: (1) a listing of our common stock on a national securities exchange; (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation; or (3) a merger or another transaction approved by our board of directors in which our stockholders likely will receive cash or shares of a publicly traded company, including potentially a company that is an affiliate of us. However, there can be no assurance that we will complete a liquidity event by a specified date or at all. If we do not successfully complete a liquidity event, liquidity for an investor’s shares will be limited to our share repurchase program, which we have no obligation to maintain.
The Advisor may have an incentive to delay a liquidity event, which may result in actions that are not in the best interest of our stockholders.
The distribution fee will be payable by us to compensate our affiliated dealer manager and its affiliates for services and expenses in connection with the ongoing marketing, sale and distribution of our shares. The distribution fee will terminate for all Class T stockholders upon a liquidity event. As such, the Advisor, an affiliate of our dealer manager, may have an incentive to delay a liquidity event if such amounts receivable by our dealer manager have not been fully paid. A delay in a liquidity event may not be in the best interests of our stockholders.
We are a relatively new company and have a limited operating history.
We were formed on February 25, 2015 and formally commenced investment operations on January 6, 2016 after satisfying the minimum offering requirement of selling, in the aggregate, $1.0 million of our common stock to persons not affiliated with us or the Advisor. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of our common stock could decline substantially.
Only a limited number of shares may be repurchased pursuant to our share repurchase program and stockholders may not be able to sell all of their shares under our share repurchase program or recover the amount of their investment in those shares.
Our share repurchase program includes numerous restrictions that limit stockholders’ ability to sell their shares. We intend to limit the number of shares repurchased pursuant to our share repurchase program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to the greater of  (x) the number of shares we can repurchase with the proceeds we receive from the sale of our shares under our distribution reinvestment plan during the twelve-month period ending on the expiration date of the repurchase offer (less the amount of any such proceeds used to repurchase shares on each previous repurchase date for tender offers conducted during such period) and (y) the number of shares that we can repurchase with the proceeds we receive from the sale of shares under our distribution reinvestment plan during the three-month period ending on the expiration date of the repurchase offer, although at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities as of the end of the applicable period to repurchase shares; (2) we will limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each calendar quarter (though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above); (3) unless stockholders tender all of their shares, stockholders must tender at least 25% of the number of shares they have purchased and generally must maintain a minimum balance of  $5,000 in Class T shares, subsequent to submitting a portion of their shares for repurchase by us; and (4) to the extent that the number of shares tendered for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. If we offer additional classes of our common stock, our board of directors reserves the right, in its sole discretion, to limit the number of shares to be repurchased for each class by applying the limitations on the number of shares to be repurchased, noted above, on a per class basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. The foregoing limitations have prevented us in recent quarters and may continue to prevent us in the future from accommodating all repurchase requests made in any year.
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
We may fund distributions from the uninvested proceeds of a securities offering and borrowings, and we have not established limits on the amount of funds we may use from such proceeds or borrowings to make any such distributions. We have paid and may continue to pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Distributions from offering proceeds or from borrowings could reduce the amount of capital we ultimately invest in our portfolio companies.
A stockholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.
Our stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,100,000,000 shares of common stock. Pursuant to our charter, a majority of our entire board of directors may amend our charter to increase the number of authorized shares of common stock without stockholder approval. After an investor purchases shares, our board of directors may elect to sell additional shares in the future, issue equity interests in private offerings or issue share-based awards to our independent directors or employees of the Advisor. To the extent we issue additional equity interests after an investor purchases our shares, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, a stockholder may also experience dilution in the book value and fair value of his or her shares.
Our distributions to stockholders may be funded from deferrals of investment advisory fees that may be subject to future payment.
On November 14, 2018, the Advisor announced that for any calendar quarter ending on or prior to September 30, 2019, it will defer the receipt of base management fees under the investment advisory and administrative services agreement if, and to the extent that, our distributions paid to our stockholders in the calendar quarter exceeds the sum of our investment company taxable income (as defined in Section 852 of the Code), net capital gains (as defined in Section 1222 of the Code) and dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent such amounts were not included in net investment company taxable income or net capital gains) in the calendar quarter, or collectively, our distributable funds on a tax basis. The Advisor will only receive any deferred fees in a future calendar quarter if, and to the extent that, our distributable funds on a tax basis in the future calendar quarter exceeds our distributions paid to our stockholders in such quarter. Any payment of deferred base management fees may reduce the amount that we could otherwise distribute in the future. There can be no assurance that the Advisor will continue this program following September 30, 2019.
Certain provisions of our charter and bylaws, as well as provisions of the Maryland General Corporation Law, could deter takeover attempts and have an adverse impact on the value of our common stock.
The Maryland General Corporation Law, or the MGCL, and our charter and bylaws contain certain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our company or the removal of our incumbent directors. Under the Business Combination Act of the MGCL, certain business combinations between us and an “interested stockholder” (defined generally to include any person who beneficially owns 10% or more of the voting power of our outstanding shares) or an affiliate thereof is prohibited for five years and thereafter is subject to special stockholder voting requirements, to the extent that such statute is not superseded by applicable requirements of the 1940 Act. However, our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any person to the extent that such business combination receives the prior approval of our board of directors, including a majority of our directors who are not interested persons as defined in the 1940 Act. Under the Control Share Acquisition Act of the MGCL, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by directors who are employees of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our common stock, but such provision may be repealed at any time (before or after a control share acquisition). However, we will amend our bylaws to repeal such provision (so as to be subject to the Control Share Acquisition Act) only if our board of directors determines that it would be in our best interests and if the staff of the SEC does not object to our determination that our being subject to the Control Share Acquisition Act does not conflict with the 1940 Act. The Business Combination Act (if our board of directors should repeal the resolution) and the Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
In addition, certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board or increasing the vote required to remove a director.
Moreover, our board of directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock; and our board of directors may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue.
These provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the value of our common stock.
The net asset value of our common stock may fluctuate significantly.
The net asset value of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include: (i) changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs; (ii) loss of RIC or BDC status; (iii) changes in earnings or variations in operating results; (iv) changes in the value of our portfolio of investments; (v) changes in accounting guidelines governing valuation of our investments; (vi) any shortfall in revenue or net income or any increase in losses from levels expected by investors; (vii) departure of our investment adviser or certain of its key personnel; (viii) general economic trends and other external factors; and (ix) loss of a major funding source.
Holders of any preferred stock that we may issue will have the right to elect members of the board of directors and have class voting rights on certain matters.
The 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred stockholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our qualification as a RIC for U.S. federal income tax purposes.

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
Equity and Equity-Related Securities. We may make select equity investments. In addition, in connection with our debt investments, we on occasion receive equity interests such as warrants or options as additional consideration. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
Convertible Securities. We may invest in convertible securities, such as bonds, debentures, notes, preferred stocks or other securities that may be converted into, or exchanged for, a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for redemption, it will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on our ability to achieve our investment objective.
Structured Products. We may invest in structured products, which may include collateralized debt obligations, collateralized bond obligations, collateralized loan obligations, structured notes and credit-linked notes. When investing in structured products, we may invest in any level of the subordination chain, including subordinated (lower-rated) tranches and residual interests (the lowest tranche). Structured products may be highly levered and therefore, the junior debt and equity tranches that we may invest in are subject to a higher risk of total loss and deferral or nonpayment of interest than the more senior tranches to which they are subordinated. In addition, we will generally have the right to receive payments only from the issuer or counterparty, and will generally not have direct rights against the underlying borrowers or entities. Furthermore, the investments we make in structured products are at times thinly traded or have only a limited trading market. As a result, investments in such structured products may be characterized as illiquid securities.
Non-U.S. Securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies and securities of companies in emerging markets, to the extent permitted by the 1940 Act. Because evidences of ownership of such securities usually are held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to investors located outside the country of the issuer, whether from currency blockage or otherwise.
Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations. In addition, investing in securities of companies in emerging markets involves many risks, including potential inflationary economic environments, regulation by foreign governments, different accounting standards, political uncertainties and economic, social, political, financial, tax and security conditions in the applicable emerging market, any of which could negatively affect the value of companies in emerging markets or investments in their securities.
Derivatives. We may invest from time to time in derivatives, including total return swaps, interest rate swaps, credit default swaps and foreign currency forward contracts. Derivative investments have risks, including: the imperfect correlation between the value of such instruments and our underlying assets, which creates the possibility that the loss on such instruments may be greater than the gain in the value of the underlying assets in our portfolio; the loss of principal; the possible default of the other party to the transaction; and illiquidity of the derivative investments. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding, or may not recover at all. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative contract would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative contract and our claim is unsecured, we will be treated as a general creditor of such counterparty and will not have any claim with respect to the underlying security. Certain of the derivative investments in which we may invest may, in certain circumstances, give rise to a form of financial leverage, which may magnify the risk of owning such instruments. The ability to successfully use derivative investments depends on the ability of the Advisor to predict pertinent market movements, which cannot be assured. In addition, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to our derivative investments would not be available to it for other investment purposes, which may result in lost opportunities for gain.
The Dodd-Frank Act could, depending on future rulemaking by regulatory agencies, impact the use of derivatives. The Dodd-Frank Act is intended to regulate the OTC derivatives market by requiring many derivative transactions to be cleared and traded on an exchange, expanding entity registration requirements, imposing business conduct requirements on dealers and requiring banks to move some derivatives trading units to a non-guaranteed affiliate separate from the deposit-taking bank or divest them altogether. Future rulemaking to implement these requirements could potentially limit or completely restrict our ability to use these instruments as a part of our investment strategy, increase the costs of using these instruments or make them less effective. Limits or restrictions applicable to the counterparties with which we engage in derivative transactions could also prevent us from using these instruments or affect the pricing or other factors relating to these instruments, or may change availability of certain investments. The SEC has also indicated that it may adopt new policies on the use of derivatives by registered investment companies. Such policies could affect the nature and extent of our use of derivatives.
Investments in Private Funds. We may invest in, or wholly own, private investment funds, including hedge funds, private equity funds, limited liability companies, real estate investment trusts, and other business entities. In valuing our investments in private investment funds, we rely primarily on information provided by managers of such funds. Valuations of illiquid securities, such as interests in certain private investment funds, involve various judgments and consideration of factors that may be subjective. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of our common stock. We may not be able to withdraw our investment in certain private investment funds promptly after it has made a decision to do so, which may result in a loss to us and adversely affect our investment returns.
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
International investments create additional risks.
We expect to make investments in portfolio companies that are domiciled outside of the United States. We anticipate that up to 30% of our investments may be in these types of assets. Our investments in foreign portfolio companies are deemed “non-qualifying assets,” which means, as required by the 1940 Act, they, along with other non-qualifying assets, may not constitute more than 30% of our total assets at the time of our acquisition of any asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:
•
foreign governmental laws, rules and policies, including those restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States;

•
foreign currency devaluations that reduce the value of and returns on our foreign investments;

•
adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;

•
adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;

•
the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;

•
adverse changes in foreign-country laws, including those relating to taxation, bankruptcy and ownership of assets;

•
changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;

•
high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;

•
deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and

•
legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.

In addition, we may make investments in countries whose governments or economies may prove unstable. Certain of the countries in which we may invest may have political, economic and legal systems that are unpredictable, unreliable or otherwise inadequate with respect to the implementation, interpretation and enforcement of laws protecting asset ownership and economic interests. In some of the countries in which we may invest, there may be a risk of nationalization, expropriation or confiscatory taxation, which may have an adverse effect on our portfolio companies in those countries and the rates of return that we are able to achieve on such investments. We may also lose the total value of any investment which is nationalized, expropriated or confiscated. The financial results and investment opportunities available to us, particularly in developing countries and emerging markets, may be materially and adversely affected by any or all of these political, economic and legal risks.
Our investments in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities, subject us indirectly to the underlying risks of such private investment funds and additional fees and expenses.
We may invest in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities which would be required to register as investment companies but for an exemption under Sections 3(c)(1) and 3(c)(7) of the 1940 Act. Our investments in private funds are subject to substantial risks. Investments in such private investment funds expose us to the risks associated with the businesses of such funds or entities as well as such private investment funds’ portfolio companies. These private investment funds may or may not be registered investment companies and, thus, may not be subject to protections afforded by the 1940 Act, covering, among other areas, liquidity requirements, governance by an independent board, affiliated transaction restrictions, leverage limitations, public disclosure requirements and custody requirements.
We rely primarily on information provided by managers of private investment funds in valuing our investments in such funds. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of our common stock. In addition, there can be no assurance that a manager of a private investment fund will provide advance notice of any material change in such private investment fund’s investment program or policies and thus, our investment portfolio may be subject to additional risks which may not be promptly identified by the Advisor. Moreover, we may not be able to withdraw our investments in certain private investment funds promptly after we make a decision to do so, which may result in a loss to us and adversely affect our investment returns.
Investments in the securities of private investment funds may also involve duplication of advisory fees and certain other expenses. By investing in private investment funds indirectly through us, you bear a pro rata portion of our advisory fees and other expenses, and also indirectly bear a pro rata portion of the advisory fees, performance-based allocations and other expenses borne by us as an investor in the private investment funds. In addition, the purchase of the shares of some private investment funds requires the payment of sales loads and (in the case of closed-end investment companies) sometimes substantial premiums above the value of such investment companies’ portfolio securities.
In addition, certain private investment funds may not provide us with the liquidity we require and would thus subject us to liquidity risk. Further, even if an investment in a private investment fund is deemed liquid at the time of investment, the private investment fund may, in the future, alter the nature of our investments and cease to be a liquid investment fund, subjecting us to liquidity risk.
We may acquire various structured financial instruments for purposes of  “hedging” or reducing our risks, which may be costly and ineffective and could reduce the cash available to service debt or for distribution to stockholders.
We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using structured financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. Use of structured financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to service our debt or pay distributions to our stockholders.

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

•
generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers and directors and members of the Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•
may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

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
We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on any such portfolio company’s collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.
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
Declines in market values or fair market values of our investments could result in significant net unrealized depreciation of our portfolio, which in turn would reduce our net asset value.
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
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value, as determined by our board of directors. There is not a public market for the securities of the privately held companies in which we invest. Most of our investments are not publicly traded or actively traded on a secondary market but are, instead, traded on a privately negotiated OTC secondary market for institutional investors or are not traded at all. As a result, we value these securities quarterly at fair value as determined in good faith by our board of directors.
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
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. In addition, in April 2018, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate, or the SOFR. At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement tool, and the future of LIBOR is still uncertain. As such, the potential effect of the phase-out or replacement of LIBOR on our cost of capital and net investment income cannot yet be determined.
Furthermore, because a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate in the investment advisory agreement and may result in a substantial increase of the amount of incentive fees payable to the Advisor with respect to pre-incentive fee net investment income.
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
Certain investments that we may make may include equity related securities, such as rights and warrants that may be converted into or exchanged for common stock or the cash value of the common stock. In addition, we may make direct equity investments in portfolio companies. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We may also be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may be unable to exercise any put rights we acquire, which grant us the right to sell our equity securities back to the portfolio company, for the consideration provided in our investment documents if the issuer is in financial distress.
An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.
Our investments are primarily in privately held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt securities that we hold. Second, the investments themselves often may be illiquid. The securities of most of the companies in which we invest are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated OTC secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. In addition, in a restructuring, we may receive substantially different securities than our original investment in a portfolio company, including securities in a different part of the capital structure. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Advisor to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules and regulations that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.
A lack of liquidity in certain of our investments may adversely affect our business.
We invest in certain companies whose securities are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated OTC secondary market for institutional investors and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price or at all, and, as a result, we may suffer losses.
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

•
An election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our gross assets and, as such, increases the Advisor’s future base management fees which, thus, increases the Advisor’s future income incentive fees at a compounding rate;

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

•
Recent tax legislation requires that income be recognized for tax purposes no later than when recognized for financial reporting purposes;

•
The required recognition of PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to stockholders in order to maintain our ability to be subject to tax as a RIC; and

•
Original issue discount may create a risk of non-refundable cash payments to the Advisor based on non-cash accruals that may never be realized.

We have entered into a total return swap agreement which exposes us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.
Our wholly-owned financing subsidiary, Cheltenham Funding LLC, or Cheltenham Funding, has entered into a total return swap, or TRS for a portfolio of primarily senior secured floating rate loans with Citibank, N.A., or Citibank. See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for additional discussion of the terms of the TRS.
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
Included among the customary events of default and termination events in the TRS Agreement are: (a) a failure to satisfy the portfolio criteria or obligation criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (c) a default by Cheltenham Funding or us with respect to indebtedness in an amount equal to or greater than $0.1 million or $10.0 million, respectively; (d) Cheltenham Funding ceasing to be our wholly-owned subsidiary; (e) either us or Cheltenham Funding amending constituent documents to alter our investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; (f) our ceasing to be the investment manager of Cheltenham Funding or having authority to enter into transactions under the TRS on behalf of Cheltenham Funding, and not being replaced by an entity reasonably acceptable to Citibank; (g) the Advisor (or an entity reasonably acceptable to Citibank) ceasing to be our investment adviser (or an affiliate) ceasing to be the investment sub-adviser to the Advisor; (h) Cheltenham Funding failing to comply with its investment strategies or restrictions to the extent such non-compliance has or could reasonably be expected to have a material adverse effect; (i) Cheltenham Funding becoming liable in respect of any obligation for borrowed money, other than arising under the TRS Agreement; (j) we dissolve or liquidate; (k) there occurs, without the prior consent of Citibank, any material change to or departure from our policies or the policies of Cheltenham Funding that may not be changed without the vote of our stockholders and that relates to Cheltenham Funding’s performance of its obligations under the TRS Agreement; and (l) we violate certain provisions of the 1940 Act or our election to be regulated as a BDC is revoked or withdrawn.
In addition to the rights of Citibank to terminate the TRS following an event of default or termination event as described above, Citibank may terminate the TRS on or after April 19, 2019 (January 19, 2019 as of December 31, 2018), or the Citibank Optional Termination Date. Cheltenham Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to

Citibank. Any termination prior to the date 30 days before the Citibank Optional Termination Date will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Cheltenham Funding to Citibank for the period from the termination date through and including the Citibank Optional Termination Date. Such monthly payments will equal the product of  (x) 85%, multiplied by (y) the maximum notional amount of the TRS ($175.0 million as of December 31, 2018), multiplied by (z) 1.60% or 1.50% per annum, as applicable. Other than during the first 90 days and last 30 days of the term of the TRS, Cheltenham Funding is required to pay a minimum usage fee if less than 85% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 85% but less than 100% of the maximum notional amount of the TRS is utilized.
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
Uncertainty with respect to the financial stability of the United States and several countries in the European Union could have a significant adverse effect on our business, financial condition and results of operations.
In August 2011, S&P lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was last affirmed by S&P in June 2018. Moody’s and Fitch Ratings, Inc. have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling to allow the U.S. Treasury Department to issue additional debt. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms.

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
We may invest in European companies and companies that have operations that may be affected by the Eurozone economy.
We may invest in European companies and companies that have operations that may be affected by the Eurozone economy. For example, concerns regarding the sovereign debt of various Eurozone countries and proposals for investors to incur substantial write-downs and reductions in the face value of certain countries’ sovereign debt have given rise to new concerns about sovereign defaults, particularly following the vote by the United Kingdom to leave the European Union, or EU, and the possibility that one or more further countries might leave the EU or the Eurozone and various proposals for support of affected countries and the Euro as a currency. The outcome of this situation cannot yet be predicted. Sovereign debt defaults and EU and/or Eurozone exits, could have material adverse effects on our investments in European companies, including, but not limited to, the availability of credit to support such companies’ financing needs, uncertainty and disruption in relation to financing, customer and supply contracts denominated in the Euro and wider economic disruption in markets served by those companies, while austerity and other measures introduced in order to limit or contain these issues may themselves lead to economic contraction and resulting adverse effects for our business, financial condition and results of operations. It is possible that a number of our investments will be denominated in the Euro. Greece, Ireland and Portugal received one or more “bailouts” from other members of the EU. Although several countries in the Eurozone have agreed to multi-year bailout loans with the European Central Bank and the International Monetary Fund, it is unclear how much additional funding these countries, or other Eurozone countries, will require. Legal uncertainty about the funding of Euro denominated obligations following any breakup or exits from the Eurozone (particularly in the case of investments in companies in affected countries) could also have material adverse effects on our business, financial condition and results of operations.
On June 23, 2016, the United Kingdom voted, via referendum, to exit from the EU, triggering political, economic and legal uncertainty. While such uncertainty most directly affects the United Kingdom and the EU, global markets suffered immediate and significant disruption. On March 29, 2017, the United Kingdom made a formal notification to the European Council under Article 50 of the Treaty on EU, which triggered a two year period during which the terms of an exit will be negotiated. The United Kingdom and the EU are therefore in a period of legal, regulatory and political uncertainty. The United Kingdom’s exit from the EU will impact us and ours investments (and their underlying issuers) in a variety of ways, not all of which are currently readily apparent immediately following the exit vote. We may invest in portfolio companies and other issuers with significant operations and/or assets in the United Kingdom, any of which could be adversely impacted by any new legal, tax and regulatory environment, whether by increased costs or impediments to the implementation of their business plan. Further, the vote by the United Kingdom to leave the EU may increase the likelihood of similar referenda in other member states of the EU, which could result in additional departures from the EU and may trigger steps by countries within the United Kingdom to leave the United Kingdom. The uncertainty resulting from any such developments, or the possibility of such developments, would also be likely to cause significant market disruption in the EU and the United Kingdom and more broadly across the global economy, as well as introduce further legal, tax and regulatory uncertainty in the EU and the United Kingdom.
Economic sanction laws in the United States and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.
Economic sanction laws in the United States and other jurisdictions may prohibit us or our affiliates from transacting with certain countries, individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which prohibit, among other things, transactions with, and the provision of services to, certain non-U.S. countries, territories, entities and individuals. These types of sanctions may significantly restrict or completely prohibit investment activities in certain jurisdictions, and if we, our portfolio companies or other issuers in which we invest were to violate any such laws or regulations, we may face significant legal and monetary penalties.
The Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws and regulations, as well as anti-boycott regulations, may also apply to and restrict our activities, our portfolio companies and other issuers of our investments. If an issuer or we were to violate any such laws or regulations, such issuer or we may face significant legal and monetary penalties. The U.S. government has indicated that it is particularly focused on FCPA enforcement, which may increase the risk that an issuer or us becomes the subject of such actual or threatened enforcement. In addition, certain commentators have suggested that private investment firms and the funds that they manage may face increased scrutiny and/or liability with respect to the activities of their underlying portfolio companies. As such, a violation of the FCPA or other applicable regulations by us or an issuer of our portfolio investments could have a material adverse effect on us. We are committed to complying with the FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, to which it is subject. As a result, we may be adversely affected because of its unwillingness to enter into transactions that violate any such laws or regulations.
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
Risks Related to Our Business and Structure
Our ability to achieve our investment objectives depends on the Advisor’s ability to manage and support our investment process and if our agreement with the Advisor were to be terminated, or if the Advisor loses any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.
Because we have no employees, we depend on the investment expertise, skill and network of business contacts of the Advisor. The Advisor evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service of the Advisor, as well as its senior management team. The departure of any members of the Advisor’s senior management team could have a material adverse effect on our ability to achieve our investment objectives.
Our ability to achieve our investment objectives depends on the Advisor’s ability to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. The Advisor’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, the Advisor may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. The Advisor may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.
In addition, the investment advisory and administrative services agreement has termination provisions that allow the parties to terminate the agreement without penalty. The investment advisory and administrative services agreement may be terminated at any time, without penalty, by the Advisor, upon 60 days’ notice to us. If the investment advisory and administrative services agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreement is terminated, it may be difficult for us to replace the Advisor and the termination of such agreement may adversely impact the terms of any existing or future financing arrangement, which could have a material adverse effect on our business and financial condition.
The Advisor is a recently-formed investment adviser with a limited track record of acting as an investment adviser to a BDC, and any failure by the Advisor to manage and support our investment process may hinder the achievement of our investment objectives.
The Advisor is a recently-formed investment adviser jointly operated by an affiliate of FS Investments and KKR Credit with limited prior experience acting as an investment adviser to a BDC. The 1940 Act and the Code impose numerous constraints on the operations of BDCs that do not apply to other investment vehicles. While both affiliates of FS Investments and KKR Credit have individually acted as investment advisers to BDCs previously, the Advisor’s limited experience in managing a portfolio of assets under the constraints of the 1940 Act and the Code may hinder the Advisor’s ability to take advantage of attractive investment opportunities and, as a result, may adversely affect our ability to achieve our investment objectives. FS Investments’ and KKR Credit’s individual track records and achievements are not necessarily indicative of the future results they will achieve as a joint investment adviser. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which FS Investments and KKR Credit have been affiliated, and we caution that our investment returns could be lower than the returns achieved by such other companies.
Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Advisor to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
If the Advisor fails to maintain its existing relationships with private equity sponsors, investment banks and commercial banks on which it relies to provide us with potential investment opportunities or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Advisor has relationships generally are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
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
The tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a tax year may not finally be determined until after the end of that tax year. We may make distributions during a tax year that exceed our investment company taxable income and net capital gains for that tax year. In such a situation, the amount by which our total distributions exceed investment company taxable income and net capital gains generally would be treated as a return of capital up to the amount of a stockholder’s tax basis in the shares, with any amounts exceeding such tax basis treated as a gain from the sale or exchange of such shares. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Moreover, we may pay all or a substantial portion of our distributions from the proceeds of the sale of shares of our common stock or from borrowings in anticipation of future cash flow, which could constitute a return of stockholders’ capital and will lower such stockholders’ tax basis in our shares, which may result in increased tax liability to stockholders when they sell such shares.
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
We, our portfolio companies and our business partners are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make and the deductibility of interest expense by our portfolio companies, potentially with retroactive effect. In particular, over the last several years there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. New or repealed legislation, interpretations, rulings or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, any changes to the laws and regulations governing our operations, including with respect to permitted investments, may cause us to alter our investment strategy to avail ourselves of new or different opportunities or make other changes to our business. Such changes could result in material differences to our strategies and plans as set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of the Advisor to other types of investments in which the Advisor may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a stockholder’s investment.
The impact on us of recent financial reform legislation, including the Dodd-Frank Act, is uncertain.
The Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, or the Dodd-Frank Act, made broad changes to the OTC derivatives market, granted significant new authority to the Commodity Futures Trading Commission, or CFTC, and the SEC to regulate OTC derivatives (swaps and security-based swaps) and participants in these markets. The Dodd-Frank Act is intended to regulate the OTC derivatives market by requiring many derivative transactions to be cleared and traded on an exchange, expanding entity registration requirements, imposing business conduct requirements on dealers and requiring banks to move some derivatives trading units to a non-guaranteed affiliate separate from the deposit-taking bank or divest them altogether. The CFTC has implemented mandatory clearing and exchange-trading of certain OTC derivatives contracts including many standardized interest rate swaps and credit default index swaps. The CFTC continues to approve contracts for central clearing. Exchange-trading and central clearing are expected to reduce counterparty credit risk by substituting the clearinghouse as the counterparty to a swap and increase liquidity, but exchange-trading and central clearing do not make swap transactions risk-free. Uncleared swaps, such as non-deliverable foreign currency forwards, are subject to certain margin requirements that mandate the posting and collection of minimum margin amounts. This requirement may result in the portfolio and its counterparties posting higher margin amounts for uncleared swaps than would otherwise be the case. Certain rules require centralized reporting of detailed information about many types of cleared and uncleared swaps. Reporting of swap data may result in greater market transparency, but may subject a portfolio to additional administrative burdens, and the safeguards established to protect trader anonymity may not function as expected. Future CFTC or SEC rulemakings to implement the Dodd-Frank Act requirements could potentially limit or completely restrict our ability to use these instruments as a part of our investment strategy, increase the costs of using these instruments or make them less effective. Limits or restrictions applicable to the counterparties with which we engage in derivative transactions could also prevent us from using these instruments or affect the pricing or other factors relating to these instruments, or may change availability of certain investments. The SEC has also indicated that it may adopt new policies on the use of derivatives by registered investment companies. Such policies could affect the nature and extent of our use of derivatives.
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
Regulations adopted by prudential regulators have begun to require that certain qualified financial contracts entered into with certain counterparties that are part of a U.S. or foreign banking organization designated as a global-systemically important banking organization to include contractual provisions that delay or restrict the rights of counterparties, such as the portfolio, to exercise certain close-out, cross-default and similar rights under certain conditions. Qualified financial contracts include agreements relating to swaps, foreign currency forward contracts and other derivatives. Qualified financial contracts are subject to a stay for a specified time period during which counterparties, such as the portfolio, will be prevented from closing out a qualified financial contract if the counterparty is subject to resolution proceedings and prohibit the portfolio from exercising default rights due to a receivership or similar proceeding of an affiliate of the counterparty. Implementation of these requirements may increase credit and other risks to the portfolio.
The SBCA Act allows us to incur additional leverage.
On March 23, 2018, the Small Business Credit Availability Act, or the SBCA Act, became law. The SBCA Act, among other things, amends Section 61(a) of the 1940 Act to add a new Section 61(a)(2) which reduces the asset coverage requirements for senior securities applicable to BDCs from 200% to 150% provided that certain disclosure and approval requirements are met. Before the reduced asset coverage requirements under Section 61(a)(2) are effective with respect to us, the application of that section of the 1940 Act must be approved by either (1) a “required majority,” as defined in the Section 57(o) of the 1940 Act, of our board of directors or (2) a majority of votes cast at a special or annual meeting of our stockholders. As a result, we may be able to incur additional indebtedness in the future, and, therefore the risk of an investment in us may increase.
Future legislation or rules could modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act.
Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. For example, the SEC proposed a new rule in December 2015 that is designed to enhance the regulation of the use of derivatives by registered investments companies and BDCs. While the adoption of the December 2015 rule is currently uncertain, the proposed rule, if adopted, or any future legislation or rules, may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our stockholders.
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
Risks Related to the Advisor and its Affiliates
The Advisor and its affiliates, including our officers and some of our directors, face conflicts of interest as a result of compensation arrangements between us and the Advisor, which could result in actions that are not in the best interests of our stockholders.
The Advisor and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Advisor an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the average weekly value of our gross assets. Because the incentive fee is based on the performance of our portfolio, the Advisor may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Advisor to use leverage to increase the return on our investments. In addition, because the base management fee is based upon the average weekly value of our gross assets, which includes any borrowings for investment purposes, the Advisor may be incentivized to recommend the use of leverage or the issuance of additional equity to make additional investments and increase the average weekly value of our gross assets. Under certain circumstances, the use of leverage may increase the likelihood of default, which could disfavor holders of our common stock. Our compensation arrangements could therefore result in our making riskier or more speculative investments, or relying more on leverage to make investments, than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns. In addition, the Advisor may have an incentive to delay a liquidity event if the distribution fee paid by our dealer manager has not been fully recovered. See “—Risks Related to an Investment in Our Common Stock—the Advisor may have an incentive to delay a liquidity event, which may result in actions that are not in the best interest of our stockholders.”
We may be obligated to pay the Advisor incentive compensation even if we incur a net loss due to a decline in the value of our portfolio, or on income that we have not received.
Our investment advisory and administrative services agreement entitles the Advisor to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay the Advisor incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.
In addition, any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Advisor is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

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
There may be conflicts of interest related to obligations the Advisor’s senior management and investment teams have to our affiliates and to other clients.
The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the Advisor is also the investment adviser to FS KKR Capital Corp., FS Investment Corporation II, FS Investment Corporation III and Corporate Capital Trust II, or together with the Company, the Fund Complex, and the officers, managers and other personnel of the Adviser may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on the Advisor to manage our day-to-day activities and to implement our investment strategy. The Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, the Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments or KKR Credit. The Advisor and its employees will devote only as much of its or their time to our business as the Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.
The time and resources that individuals employed by the Advisor devote to us may be diverted, and we may face additional competition due to the fact that individuals employed by the Advisor are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.
Neither the Advisor, nor persons providing services to us on behalf of the Advisor, are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities.
The Advisor’s liability is limited under the investment advisory and administrative services agreement, and we are required to indemnify it against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.
Pursuant to the investment advisory and administrative services agreement, the Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, the Advisor will not be liable to us for their acts under the investment advisory and administrative services agreement, absent willful misfeasance, bad faith or gross negligence in the performance of their duties. We have agreed to indemnify, defend and protect the Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, the Advisor with respect to all damages, liabilities, costs and expenses resulting from acts of the Advisor not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties under the investment advisory and administrative services agreement. These protections may lead the Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. In an order dated April 3, 2018, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with our co-investment affiliates. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons to the extent not covered by the exemptive relief, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their respective affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a fund managed by the Advisor without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We are uncertain of our sources for funding our future capital needs and if we cannot obtain debt or equity financing on acceptable terms or at all, our ability to acquire investments and to expand our operations will be adversely affected.
Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. We may also need to access the capital markets to refinance existing debt obligations to the extent maturing obligations are not repaid with cash flows from operations. In order to maintain RIC tax treatment, we must distribute distributions to our stockholders each tax year on a timely basis generally of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, and the amounts of such distributions will therefore not be available to fund investment originations or to repay maturing debt. In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. In the event that we develop a need for additional capital in the future for investments or for any other reason, and we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to allocate our portfolio among various issuers and industries and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.
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
In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of base management fees payable to the Advisor. See “Risks Related to the Advisor and its Affiliates—the Advisor and its affiliates, including our officers and some of our directors, face conflicts of interest as a result of compensation arrangements between us and the Advisor, which could result in actions that are not in the best interests of our stockholders.”
Illustration. The following table illustrates the effect of leverage on returns from an investment in shares of our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $382 million in total assets, (ii) a weighted average cost of funds of 4.06%, (iii) $50 million in debt outstanding (i.e., assumes that the full $50 million available to us as of December 31, 2018 under our financing arrangement as of such date is outstanding) and (iv) $332 million in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.
Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholders	(12.12)%	(6.36)%	(0.61)%	5.14%	10.89%
Similarly, assuming (i) $382 million in total assets, (ii) a weighted average cost of funds of 4.06% and (iii) $50 million in debt outstanding (i.e., assumes that the full $50 million available to us as of December 31, 2018 under our financing arrangement as of such date is outstanding), our assets would need to yield an annual return (net of expenses) of approximately 0.53% in order to cover the annual interest payments on our outstanding debt.
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
A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to the Advisor with respect to pre-incentive fee net investment income.
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

The Code provides certain forms of relief from RIC disqualification due to failures of the 90% Income Test or any of the Diversification Tests, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail either the 90% Income Test or any of the Diversification Tests.
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
Investments in below-investment grade debt instruments and certain equity securities may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless debt in equity securities, how payments received on obligations in default should be allocated between principal and interest income, as well as whether exchanges of debt instruments in a bankruptcy or workout context are taxable. Such matters could cause us to recognize taxable income for U.S. federal income tax purposes, even in the absence of cash or economic gain, and require us to make taxable distributions to our stockholders to maintain our RIC status or preclude the imposition of either U.S. federal corporate income or excise taxation. Additionally, because such taxable income may not be matched by corresponding cash received by us, we may be required to borrow money or dispose of other investments to be able to make distributions to our stockholders. These and other issues will be considered by us, to the extent determined necessary, in order that we minimize the level of any U.S. federal income or excise tax that we would otherwise incur. See “Item 1. Business— Taxation as a RIC.”
If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, you will be taxed as though you received a distribution of some of our expenses.
A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the tax year. If we do not qualify as a publicly offered regulated investment company for any tax year, a noncorporate stockholder’?s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For noncorporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered regulated investment company, including management fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income for taxable years after 2025 and are entirely not deductible against gross income before 2026, are not deductible for alternative minimum tax purposes and are subject to the overall limitation on itemized deductions imposed by the Code. Although we believe that we are currently considered a publicly offered regulated investment company, as defined in the Code, there can be no assurance, however, that we will be considered a publicly offered regulated investment company in the future.
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
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the foreseeable future. In November 2017, we closed our continuous public offering of shares of our common stock to new investors. Following the closing of our continuous public offering, we have continued to issue shares pursuant to our distribution reinvestment plan.
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
Set forth below is a chart describing the classes of our securities outstanding as of March 12, 2019:
(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Stock	1,100,000,000	—	31,499,371
Class A	250,000,000	—	—
Class D	250,000,000	—	—
Class T	250,000,000	—	31,499,371
Class I	350,000,000	—	—
As of March 12, 2019, we had 6,256 record holders of our Class T common stock.
Share Repurchase Program and Distributions
We intend to continue to conduct quarterly tender offers pursuant to our share repurchase program.
The following table provides information concerning our repurchases of shares of our Class T common stock pursuant to our share repurchase program during the quarter ended December 31, 2018:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2018	438,086	$11.1549	438,086	(1)
November 1 to November 30, 2018	—	—	—	—
December 1 to December 31, 2018	—	—	—	—
Total	438,086	$11.1549	438,086	(1)

(1)
The maximum number of shares available for repurchase on October 1, 2018 was 438,086.

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
The following table reflects the cash distributions per share that we have declared on our common stock during the years ended December 31, 2018, 2017 and 2016:
	Distribution(1)
For the Year Ended December 31,	Per Share	Amount
2016	$0.64010	$4,443
2017(2)	$0.73902	$17,642
2018	$0.70190	$21,892

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

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions” and Note 4 and Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions and our distribution reinvestment plan, including certain related tax considerations.

Item 6.
Selected Financial Data.

The following selected consolidated financial data for the years ended December 31, 2018 and 2017, the period from January 6, 2016 (Commencement of Operations) through December 31, 2016 and the period from February 25, 2015 (Inception) to December 31, 2015 is derived from our consolidated financial statements which have been audited by RSM US LLP, our independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.
	Years Ended December 31,		Period from January 6, 2016 (Commencement of Operations) through December 31, 2016(1)	Period from February 25, 2015 (Inception) through December 31, 2015(1)
	2018	2017
Statements of operations data:
Investment income	$28,054	$20,070	$3,185	—
Operating expenses
Operating expenses and excise taxes	13,172	13,951	5,616	—
Management fee waiver	(253)	(696)	—	—
Less: Expense reimbursement from sponsor	—	—	(666)	—
Add: Expense recoupment to sponsor	—	666	—
Net expenses	12,919	13,921	4,950	—
Net investment income (loss)	15,135	6,149	(1,765)	—
Total net realized and unrealized gain (loss)	(12,457)	13,991	9,882	—
Net increase (decrease) in net assets resulting from operations	$2,678	$20,140	$8,117	—
Per share data:
Net investment income (loss)—basic and diluted(2)	$0.48	$0.25	$(0.26)	—
Net increase (decrease) in net assets resulting from operations—basic and diluted(2)	$0.08	$0.83	$1.17	—
Distributions declared(3)	$0.70	$0.74	$0.64	—
Balance sheet data:
Total assets	$376,786	$376,306	$176,089	$200
Credit facility payable	$35,000	$19,900	—	—
Total net assets	$331,938	$351,537	$161,996	$200
Other data:
Total return(4)	0.60%	8.34%	13.20%	—
Total return (without assuming reinvestment of distributions)(4)	0.81%	8.21%	12.84%	—
Number of portfolio company investments at period end	72	45	18	—
Total portfolio investments for the period	$120,984	$271,224	$159,803	—
Proceeds from sales and prepayments of investments	$89,188	$72,672	$99,418	—

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

•
actual and potential conflicts of interest with the other funds in the Fund Complex, their respective current or future investment advisers or any of their affiliates;

•
the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•
our use of financial leverage;

•
the ability of the Advisor to locate suitable investments for us and to monitor and administer our investments;

•
the ability of the Advisor or its affiliates to attract and retain highly talented professionals;

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
Overview
We were incorporated under the general corporation laws of the State of Maryland on February 25, 2015 and formally commenced investment operations on January 6, 2016 upon raising the minimum offering requirement from sales of shares of our Class T common stock in our continuous public offering to persons who were not affiliated with us or our former Advisor, FSIC IV Advisor, LLC, or FSIC IV Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization. In November 2017, we closed our continuous public offering of common stock to new investors.
We are externally managed by the Advisor pursuant to the investment advisory and administrative services agreement and supervised by our board of directors, a majority of whom are independent. On April 9, 2018, GSO/Blackstone Debt Funds Management LLC, or GDFM, resigned as our investment sub-adviser and terminated its investment sub-advisory agreement effective April 9, 2018. In connection with GDFM’s resignation as our investment sub-adviser, on April 9, 2018, we entered into the investment advisory and administrative services agreement with the Advisor, which replaced an investment advisory and administrative services agreement, or the FSIC IV Advisor investment advisory and administrative services agreement, with our former investment adviser, FSIC IV Advisor, LLC, or FSIC IV Advisor.
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We pursue our investment objective by investing primarily in the debt of middle market U.S. companies with a focus on originated transactions sourced through the network of the Advisor and its affiliates. We define direct originations as any investment where the Advisor or its affiliates negotiates the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These directly originated transactions include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions.
Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle-market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the OTC market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, structured products, other debt securities and derivatives, including total return swaps and credit default swaps. The Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments, such as where the market price of loans, bonds or other securities reflects a lower value than deemed warranted by the Advisor’s fundamental analysis, which may occur due to general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community and may include event driven investments, anchor orders and structured products.
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
Expenses
Our primary operating expenses include the payment of management and incentive fees and other expenses under the investment advisory and administrative services agreement, interest expense from financing arrangements and other indebtedness, and other expenses necessary for our operations. The management and incentive fees compensate the Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.
The Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. The Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, the Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
Pursuant to the investment advisory and administrative services agreement, we reimburse the Advisor for expenses necessary to perform services related to our administration and operations, including the Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to us on behalf of the Advisor. We reimburse the Advisor no less than monthly for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of  (1) the Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. Due to our relatively small asset base, for the fiscal year ended December 31, 2018, the amount of the allocated expenses to be reimbursed was subject to a monthly minimum of  $20 to reflect the fact that there was a minimum amount of administrative service performed on our behalf by investment adviser personnel. The Advisor allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of the Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to the Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.
We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:
•
corporate and organization expenses relating to offerings of our securities, subject to limitations included in the investment advisory and administrative services agreement;

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

•
transfer agent and custodial fees;

•
research and market data (including news and quotation equipment and services, and any computer hardware and connectivity hardware (e.g., telephone and fiber optic lines) incorporated into the cost of obtaining such research and market data);

•
fees and expenses associated with marketing efforts;

•
federal and state registration fees;

•
federal, state and local taxes;

•
fees and expenses of directors not also serving in an executive officer capacity for us or the Advisor;

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

•
brokerage commissions for our investments; and

•
all other expenses incurred by the Advisor or us in connection with administering our business, including expenses incurred by the Advisor in performing administrative services for us and administrative personnel paid by the Advisor, to the extent they are not controlling persons of the Advisor or any of its affiliates, subject to the limitations included in the investment advisory and administrative services agreement.

In addition, we have contracted with State Street Bank and Trust Company to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by the Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.
Base Management Fee Deferral Arrangement
On November 14, 2018, the Advisor announced that for any calendar quarter ending on or prior to September 30, 2019, it will defer the receipt of base management fees under the investment advisory and administrative services agreement if, and to the extent that, our distributions paid to our stockholders in the calendar quarter exceeds the sum of our investment company taxable income (as defined in Section 852 of the Code), net capital gains (as defined in Section 1222 of the Code) and dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent such amounts were not included in net investment company taxable income or net capital gains) in the calendar quarter, or collectively, our distributable funds on a tax basis. The Advisor will only receive any deferred fees in a future calendar quarter if, and to the extent that, our distributable funds on a tax basis in the future calendar quarter exceeds our distributions paid to our stockholders in such quarter. Any payment of deferred base management fees may reduce the amount that we could otherwise distribute in the future. There can be no assurance that the Advisor will continue this program following September 30, 2019.
Portfolio Investment Activity for the Years Ended December 31, 2018 and 2017
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2018 and 2017:
Net Investment Activity	For the Year Ended December 31,
	2018	2017
Purchases	$120,984	$271,224
Sales and Repayments	(89,188)	(72,672)
Net Portfolio Activity	$31,796	$198,552

	For the Year Ended December 31,
	2018		2017
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$65,580	54%	$126,953	47%
Senior Secured Loans—Second Lien	11,928	10%	37,116	14%
Other Senior Secured Debt	12,868	11%	42,700	16%
Subordinated Debt	27,154	22%	63,617	23%
Equity/Other	3,454	3%	838	0%
Total	$120,984	100%	$271,224	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2018 and 2017:
	December 31, 2018			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$163,500	$159,270	55%	$136,060	$137,737	51%
Senior Secured Loans—Second Lien	28,851	28,613	10%	34,677	35,420	13%
Other Senior Secured Debt	29,369	26,586	9%	20,481	20,196	8%
Subordinated Debt	68,018	63,927	22%	69,585	71,532	27%
Equity/Other	6,137	10,445	4%	1,489	2,285	1%
Total	$295,875	$288,841	100%	$262,292	$267,170	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2018 and 2017 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8 to our consolidated financial statements contained in this annual report on Form 10-K. The investments underlying the TRS had a notional amount and market value of  $171,065 and $164,955, respectively, as of December 31, 2018 and $151,866 and $151,348, respectively, as of December 31, 2017.
	December 31, 2018			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$294,702	$285,678	63%	$252,241	$252,500	60%
Senior Secured Loans—Second Lien	68,714	67,160	15%	70,362	72,005	17%
Other Senior Secured Debt	29,369	26,586	6%	20,481	20,196	5%
Subordinated Debt	68,018	63,927	14%	69,585	71,532	17%
Equity/Other	6,137	10,445	2%	1,489	2,285	1%
Total	$466,940	$453,796	100%	$414,158	$418,518	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2018 and 2017:
	December 31, 2018	December 31, 2017
Number of Portfolio Companies	72	45
% Variable Rate Debt Investments (based on fair value)	65.1%	64.8%
% Fixed Rate Debt Investments (based on fair value)	31.3%	34.4%
% Non-Income Producing Investments (based on fair value)(1)	0.5%	0.8%
% Other Income Producing Investments (based on fair value)	3.1%	0.0%
% of Investments on Non-Accrual (based on fair value)	0.5%	—
Weighted Average Annual Yield on Income Producing Investments(2)	9.9%	9.2%

(1)
Does not include investments on non-accrual status.

(2)
Represents the expected yield based on the composition of the portfolio as of the applicable date. Our yield may be higher than an investor’s yield on an investment in shares of our common stock because it does not reflect sales commissions or charges that may be incurred in connection with the purchase or sale of such shares, or operating expenses that may be incurred by us. Our yield does not represent an actual investment return to stockholders, is subject to change and, in the future, may be greater or less than the rates set forth herein. The weighted average annual yield for accruing debt investments is computed as (i) the sum of (a) the stated annual interest rate of each debt and debt-like investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accreting debt investment; divided by (ii) the total amortized cost of debt investments included in the calculated group as of the end of the applicable reporting period.

Based on our regular monthly gross cash distribution amount of  $0.067258 per share as of December 31, 2018 and our distribution reinvestment price of  $10.75 as of such date, the gross annualized distribution rate was 7.51% as of December 31, 2018. The gross annualized distribution rate includes annual distribution fees, as determined in accordance with applicable FINRA rules. The net annualized distribution rate to stockholders, which excludes annual distribution fees, was 6.60% as of December 31, 2018 based on our distribution reinvestment price of  $10.75. During the year ended December 31, 2018, our total return was 0.60% and our total return without assuming reinvestment of distributions was 0.81%.
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
Our estimated gross portfolio yield may be higher than a stockholder’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any sales commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield, total return and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and, in the future, may be greater or less than the rates set forth above. See the section entitled “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnote 6 to the financial highlights table included in Note 11 to our consolidated financial statements contained in this annual report on Form 10-K for information regarding the calculations of our total return.
Direct Originations
The following table presents certain selected information regarding our direct originations as of December 31, 2018 and 2017:
Characteristics of All Direct Originations Held in Portfolio	December 31, 2018	December 31, 2017
Number of Portfolio Companies	34	24
Median Annual EBITDA of Portfolio Companies	$55,800	$45,700
Median Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other	5.2x	4.5x
% of Investments on Non-Accrual (based on fair value)	—	—
Total Cost of Direct Originations	$171,245	$128,244
Total Fair Value of Direct Originations	$172,405	$130,046
% of Total Investments, at Fair Value	59.7%	48.7%
Weighted Average Annual Yield for Accruing Debt Investments(1)	10.3%	9.3%

(1)
The weighted average annual yield for accruing debt investments is computed as (i) the sum of  (a) the stated annual interest rate of each debt and debt-like investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accreting debt investment; divided by (ii) the total amortized cost of debt investments included in the calculated group as of the end of the applicable reporting period.

Portfolio Composition by Industry Classification
See Note 6 to our audited consolidated financial statements included herein for additional information regarding the composition of our investment portfolio by industry classification.

Portfolio Asset Quality
In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The Advisor uses an investment rating scale of 1 to 4. The Advisor formerly used an investment rating scale of 1 to 5. For the investment ratings as of December 31, 2017, the Advisor has reclassified investments as follows: investments that were ranked a 1 or 2 are now ranked a 1, investments that were ranked a 3 are now ranked a 2, investments that were ranked a 4 are now ranked a 3 and investments that were ranked a 5 are now ranked a 4. The following is a description of the conditions associated with each investment rating:
Investment Rating	Summary Description
1	Performing Investment—generally executing in accordance with plan and there are no concerns about the portfolio company’s performance or ability to meet covenant requirements.
2	Performing Investment—no concern about repayment of both interest and our cost basis but company’s recent performance or trends in the industry require closer monitoring.
3	Underperforming Investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
4	Underperforming Investment—concerns about the recoverability of principal or interest.
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2018 and 2017:
	December 31, 2018		December 31, 2017
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$162,944	56%	$267,170	100%
2	105,896	37%	—	—
3	16,758	6%	—	—
4	3,243	1%	—	—
Total	$288,841	100%	$267,170	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Years Ended December 31, 2018 and 2017 and the Period from January 6, 2016 (Commencement of Operations) through December 31, 2016
Revenues
Our investment income for the years ended December 31, 2018 and 2017 and the period from January 6, 2016 (Commencement of Operations) through December 31, 2016 was as follows:
	Year Ended December 31,				Period from January 6, 2016 (Commencement of Operations) through December 31, 2016
	2018		2017
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$25,169	90%	$16,346	82%	$2,499	78%
Paid-in-kind interest income	1,330	5%	32	0%	28	1%
Fee income	1,524	5%	3,692	18%	658	21%
Dividend income	31	0%	—	—	—	—
Total investment income(1)	$28,054	100%	$20,070	100%	$3,185	100%

(1)
Such revenues represent $26,279, $19,747 and $3,015 of cash income earned as well as $1,775, $323 and $170 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2018 and 2017 and the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

Expenses
Our operating expenses, together with excise taxes, for the years ended December 31, 2018 and 2017 and the period from January 6, 2016 (Commencement of Operations) through December 31, 2016 were as follows:
	Year Ended December 31,		Period from January 6, 2016 (Commencement of Operations) through December 31, 2016
	2018	2017
Management fees	$6,015	$5,847	$1,704
Subordinated income incentive fees	1,488	—	—
Capital gains incentive fees	(1,742)	1,164	1,302
Administrative services expenses	549	340	291
Stock transfer agent fees	201	183	133
Accounting and administrative fees	154	113	41
Interest expense	825	700	—
Distribution fees	3,654	2,454	—
Organization costs	—	—	317
Offering costs	—	1,392	875
Directors’ fees	558	394	201
Expenses associated with our independent audit and related fees	254	322	214
Legal fees	269	274	99
Printing fees	248	340	249
Other	357	266	150
Total operating expenses	12,830	13,789	5,576
Management fee waiver	(253)	(696)	—
Less: Expense reimbursement from sponsor	—	—	(666)
Add: Expense recoupment to sponsor	—	666	—
Net operating expenses before taxes	12,577	13,759	4,910
Excise taxes	342	162	40
Total net expenses	$12,919	$13,921	$4,950

The following table reflects selected expense ratios as a percent of average net assets for the years ended December 31, 2018 and 2017 and the period from January 6, 2016 (Commencement of Operations) through December 31, 2016:
	Year Ended December 31,		Period from January 6, 2016 (Commencement of Operations) through December 31, 2016
	2018	2017
Ratio of operating expenses and excise taxes to average net assets	3.80%	5.27%	7.74%
Ratio of management fee waiver to average net assets	(0.08)%	(0.26)%	—
Ratio of expense recoupment to sponsor to average net assets	—	0.25%	—
Ratio of expense reimbursement from sponsor to average net assets	—	—	(0.92)%
Ratio of net operating expenses to average net assets	3.72%	5.26%	6.82%
Ratio of subordinated income incentive fees, capital gains incentive fees, interest expense, offering costs and excise taxes to average net assets(1)	0.27%	1.29%	3.06%
Ratio of net operating expenses, excluding certain expenses, to average net assets	3.45%	3.97%	3.76%

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
Expense Reimbursement
During the years ended December 31, 2018 and 2017, we did not accrue any amounts for expense reimbursements. During the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, we accrued $666 for expense reimbursements that FS Investments agreed to pay. These reimbursements were funded, in part, through the offset of management fees payable by us to FSIC IV Advisor. During the year ended December 31, 2017, we accrued $666 for expense recoupments payable to FS Investments. As of December 31, 2018, we did not have any expense recoupments due to FS Investments and no further amounts remain subject to repayment by us to FS Investments in the future.
See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of the terminated expense reimbursement agreement and the Advisor’s base management fee deferral arrangement.
Net Investment Income (Loss)
Our net investment income (loss) totaled $15,135 ($0.48 per share), $6,149 ($0.25 per share) and $(1,765) ($(0.26) per share) for the years ended December 31, 2018 and 2017 and the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, respectively.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, total return swap and foreign currency for the years ended December 31, 2018 and 2017 and the period from January 6, 2016 (Commencement of Operations) through December 31, 2016 were as follows:
	Year Ended December 31,		Period from January 6, 2016 (Commencement of Operations) through December 31, 2016
	2018	2017
Net realized gain (loss) on investments(1)	$(127)	$1,352	$1,111
Net realized gain (loss) on total return swap	5,137	10,873	4,791
Net realized gain (loss) on foreign currency	2	—	—
Total net realized gain (loss)	$5,012	$12,225	$5,902

(1)
We sold investments and received principal repayments of  $44,669 and $44,519, respectively, during the the year ended December 31, 2018, $42,005 and $30,667, respectively, during the year ended December 31, 2017 and $95,579 and $3,839, respectively, during the period from January 6, 2016 (Commencement of Operations) through December 31, 2016.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments and the total return swap for the years ended December 31, 2018 and 2017 and the period from January 6, 2016 (Commencement of Operations) through December 31, 2016 were as follows:
	Year Ended December 31,		Period from January 6, 2016 (Commencement of Operations) through December 31, 2016
	2018	2017
Net change in unrealized appreciation (depreciation) on investments	$(11,912)	$3,320	$1,558
Net change in unrealized appreciation (depreciation) on total return swap	(5,557)	(1,554)	2,422
Total net change in unrealized appreciation (depreciation)	$(17,469)	$1,766	$3,980

During the year ended December 31, 2018, the net unrealized appreciation (depreciation) on our investments and TRS was primarily driven by the general performance of the underlying debt positions.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the years ended December 31, 2018 and 2017 and the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, the net increase (decrease) in net assets resulting from operations was $2,678 ($0.08 per share), $20,140 ($0.83 per share) and $8,117 ($1.19 per share), respectively.
Financial Condition, Liquidity and Capital Resources
Overview
As of December 31, 2018, we had $16,765 in cash and foreign currency, which we or our wholly owned financing subsidiaries held in custodial accounts, and $67,529 in cash held as collateral by Citibank under the terms of the TRS. In addition, as of December 31, 2018, we had $3,935 in capacity available under the TRS and $15,000 in borrowings available under our other financing arrangement, subject to borrowing base and other limitations. As of December 31, 2018, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of December 31, 2018, we had seven debt investments with aggregate unfunded commitments of  $2,769. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as from the issuance of shares under our distribution reinvestment plan, and principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “—Financing Arrangements.”
Prior to investing in securities of portfolio companies, we invest the cash received from fees, interest and dividends earned from our investments and from the issuance of shares under the distribution reinvestment plan, as well as principal repayments and proceeds from sales of our investments, primarily in cash, cash equivalents, including money market funds, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of December 31, 2018:
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility	Prime Brokerage	L+1.25%	$35,000	$15,000	September 27, 2019(1)
Citibank Total Return Swap	Total Return Swap	L+1.60%	$171,065	$3,935	N/A(2)

(1)
As described in Note 8 to our consolidated financial statements contained in this annual report on Form 10-K, this facility generally is terminable upon 270 days’ notice by either party. As of December 31, 2018, neither party to the facility had provided notice of its intent to terminate the facility.

(2)
The TRS may be terminated by Cheltenham Funding at any time, subject to an early termination fee if prior to the date 30 days before the Citibank Optional Termination Date, or by Citibank on or after the Citibank Optional Termination Date, in each case, in whole or in part, upon prior written notice to the other party.

For additional information regarding our financing arrangements, see Note 8 to our consolidated financial statements contained in this annual report on Form 10-K.

RIC Status and Distributions
We have elected to be subject to tax as a RIC under Subchapter M of the Code. In order to qualify for RIC tax treatment, we must, among other things, make distributions of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of a tax year or the due date of the tax return for such tax year, including extensions, distributions paid up to twelve months after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC tax status each tax year. We are also subject to a 4% nondeductible federal excise taxes on certain undistributed income unless we make distributions in a timely manner to our stockholders generally of an amount at least equal to the sum of  (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our stockholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. If FS Investments had not reimbursed certain of our expenses, 15% of the aggregate amount of distributions paid during the year ended December 31, 2016 would have been funded from offering proceeds or borrowings.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who elect to receive their distributions in the form of shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the years ended December 31, 2018, 2017 and 2016:
	Distribution(1)
For the Year Ended December 31,	Per Share	Amount
2016	$0.64010	$4,443
2017(2)	$0.73902	$17,642
2018	$0.70190	$21,892

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
Valuation of Portfolio Investments
We determine the fair value of our investment portfolio each quarter. Securities are valued at fair value as determined in good faith by our board of directors. In connection with that determination, the Advisor provides our board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.
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
With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:
•
our quarterly fair valuation process begins with the Advisor reviewing and documenting valuations of each portfolio company or investment, which valuations are obtained from an independent third-party valuation service and provide a valuation range;

•
the Advisor then provides the valuation committee of our board of directors, or the valuation committee, with its valuation recommendation for each portfolio company or investment, along with supporting materials;

•
preliminary valuations are then discussed with the valuation committee;

•
our valuation committee reviews the preliminary valuations and the Advisor, together with our independent third-party valuation services, if applicable, supplement the preliminary valuations to reflect any comments provided by the valuation committee;

•
following its review, the valuation committee will recommend that our board of directors approve our fair valuations; and

•
our board of directors discusses the valuations and determines the fair value of each such investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of the Advisor, the valuation committee and any independent third-party valuation services, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, our board of directors may use any approved independent third-party pricing or valuation services. However, our board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from the Advisor or any approved independent third-party valuation or pricing service that our board of directors deems to be reliable in determining fair value under the circumstances. Below is a description of factors that the Advisor, any approved independent third-party valuation services and our board of directors may consider when determining the fair value of our investments.
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

The Advisor, any approved independent third-party valuation services and our board of directors may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The Advisor, any approved independent third-party valuation services and our board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as our board of directors, in consultation with the Advisor and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.
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
The fair values of our investments are determined in good faith by our board of directors. Our board of directors is responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. Our board of directors has delegated day-to-day responsibility for implementing our valuation policy to the Advisor, and has authorized the Advisor to utilize independent third-party valuation and pricing services that have been approved by our board of directors. The valuation committee is responsible for overseeing the Advisor’s implementation of the valuation process.
See Note 7 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding the fair value of our financial instruments.
Revenue Recognition
Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. Distributions received from a limited liability company (“LLC”) and limited partnership (“LP”) investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Our policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. We consider many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that we will receive any previously accrued interest, then the interest income will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on our judgment.
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
Effective January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption. We did not identify any in-scope contracts that had not been completed as of the date of adoption and, as a result, we did not recognize a cumulative effect on stockholders’ equity in connection with the adoption of the new revenue recognition guidance.

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
For the year ended December 31, 2018, we recognized $538 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on our consolidated statements of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which we recorded structuring and other non-recurring upfront fees as income when earned. We have determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the year ended December 31, 2018.
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
Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the years ended December 31, 2018 and 2017 and the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, we did not incur any interest or penalties.
Contractual Obligations
We have entered into an agreement with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our consolidated financial statements included herein for a discussion of this agreement and for the amount of fees and expenses accrued under similar agreements with FSIC IV Advisor during the years ended December 31, 2018 and 2017 and the period from January 6, 2016 (Commencement of Operations) through December 31, 2016.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness as of December 31, 2018 is as follows:
		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
BNP Facility(2)	September 27, 2019	$35,000	$35,000	—	—	—

(1)
Amounts outstanding will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
As of December 31, 2018, $15,000 remained unused under the BNP Facility. The BNP Facility generally is terminable upon 270 days’ notice by either party. As of December 31, 2018, neither Broomall Funding nor BNPP had provided notice of its intent to terminate the facility.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Recently Issued Accounting Standards
In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement—Disclosures Framework—Changes to Disclosure Requirements of Fair Value Measurement (Topic 820), or ASU 2018-13. ASU 2018-13 introduces new fair value disclosure requirements and eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the impact of ASU 2018-13 on our financial statements.
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of December 31, 2018, 65.1% of our portfolio investments (based on fair value) paid variable interest rates, 31.3% paid fixed interest rates, 0.5% consisted of non-income producing equity/other investments and the remaining 3.1% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income.
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

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2018 (dollar amounts are presented in thousands):
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(1,927)	$(273)	$(1,654)	(4.5)%
No change	—	—	—	—
Up 100 basis points	$1,972	$273	$1,699	4.6%
Up 300 basis points	$5,915	$819	$5,096	13.9%
Up 500 basis points	$9,859	$1,365	$8,494	23.2%

(1)
Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Cheltenham Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.60% or 1.50% per annum, as applicable, on the utilized notional amount of the loans subject to the TRS. As of December 31, 2018, all of the loans underlying the TRS (based on fair value) paid variable interest rates.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2018, 2017 and 2016, we did not engage in interest rate hedging activities.
In addition, we may have risk regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.
Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2018, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2018 has been audited by our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
FS Investment Corporation IV
Opinion on the Internal Control Over Financial Reporting
We have audited FS Investment Corporation IV’s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation IV as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018 and our report dated March 18, 2019 expressed an unqualified opinion.
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
/s/ RSM US LLP
Blue Bell, Pennsylvania
March 18, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
FS Investment Corporation IV
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation IV (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of FS Investment Corporation IV as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), FS Investment Corporation IV’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 18, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2018 and 2017 by correspondence with the custodians and brokers or by other appropriate auditing procedures where replies from brokers were not received. We believe that our audits provide a reasonable basis for our opinion.
/s/ RSM US LLP
We have served as the auditor of one or more FS Investments investment companies since 2007.
Blue Bell, Pennsylvania
March 18, 2019

FS Investment Corporation IV
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Investments, at fair value (amortized cost—$295,875 and $262,292 respectively)	$288,841	$267,170
Cash	16,651	31,977
Foreign currency, at fair value (cost—$114 and $0, respectively)	114	—
Due from counterparty	67,529	70,500
Receivable for investments sold and repaid	29	1,850
Interest receivable	3,073	3,128
Receivable due on total return swap(1)	532	795
Unrealized appreciation on total return swap(1)	—	868
Prepaid expenses and other assets	17	18
Total assets	$376,786	$376,306
Liabilities
Unrealized depreciation on total return swap(1)	$4,689	$—
Credit facility payable(1)	35,000	19,900
Stockholder distributions payable	933	258
Distribution fees payable	631	302
Management fees payable	1,357	1,596
Subordinated income incentive fees payable(2)	903	—
Accrued capital gains incentive fees(2)	—	1,981
Administrative services expense payable	101	47
Interest payable(1)	374	75
Directors’ fees payable	91	110
Other accrued expenses and liabilities	769	500
Total liabilities	44,848	24,769
Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.001 par value, 250,000,000 shares authorized, 31,584,470 and 31,614,476 shares issued and outstanding, respectively	32	32
Class I common stock, $0.001 par value, 350,000,000 shares authorized, none issued and outstanding	—	—
Capital in excess of par value	342,137	342,864
Accumulated earnings (loss)	(10,231)	8,641
Total stockholders’ equity	331,938	351,537
Total liabilities and stockholders’ equity	$376,786	$376,306
Net asset value per share of common stock at year end	$10.51	$11.12

(1)
See Note 8 for a discussion of the Company’s financing arrangements.

(2)
See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees and capital gains incentive fees.

(3)
See Note 9 for a discussion of the Company’s commitments and contingencies.

See notes to consolidated financial statements.

FS Investment Corporation IV
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Investment income
Interest income	$25,169	$16,346	$2,499
Paid-in-kind interest income	1,330	32	28
Fee income	1,524	3,692	658
Dividend income	31	—	—
Total investment income	28,054	20,070	3,185
Operating expenses
Management fees(1)	6,015	5,847	1,704
Subordinated income incentive fees(2)	1,488	—	—
Capital gains incentive fees(2)	(1,742)	1,164	1,302
Administrative services expenses	549	340	291
Stock transfer agent fees	201	183	133
Accounting and administrative fees	154	113	41
Interest expense(3)	825	700	—
Distribution fees	3,654	2,454	—
Organization costs	—	—	317
Offering costs	—	1,392	875
Directors’ fees	558	394	201
Other general and administrative expenses	1,128	1,202	712
Operating expenses	12,830	13,789	5,576
Management fee waiver(1)	(253)	(696)	—
Less: Expense reimbursement from sponsor(4)	—	—	(666)
Add: Expense recoupment to sponsor(4)	—	666	—
Net expenses	12,577	13,759	4,910
Net investment income (loss) before taxes	15,477	6,311	(1,725)
Excise taxes	342	162	40
Net investment income (loss)	15,135	6,149	(1,765)
Realized and unrealized gain/loss
Net realized gain (loss) on investments	(127)	1,352	1,111
Net realized gain (loss) on total return swap(3)	5,137	10,873	4,791
Net realized gain (loss) on foreign currency	2	—	—
Net change in unrealized appreciation (depreciation) on investments	(11,912)	3,320	1,558
Net change in unrealized appreciation (depreciation) on total return swap(3)	(5,557)	(1,554)	2,422
Total net realized and unrealized gain (loss)	(12,457)	13,991	9,882
Net increase (decrease) in net assets resulting from operations	$2,678	$20,140	$8,117
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.08	$0.83	$1.19
Weighted average shares outstanding	31,592,861	24,157,385	6,820,502

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

FS Investment Corporation IV
Consolidated Statements of Changes in Net Assets
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operations
Net investment income (loss)	$15,135	$6,149	$(1,765)
Net realized gain (loss) on investments and total return swap(1)	5,012	12,225	5,902
Net change in unrealized appreciation (depreciation) on investments	(11,912)	3,320	1,558
Net change in unrealized appreciation (depreciation) on total return swap(1)	(5,557)	(1,554)	2,422
Net increase (decrease) in net assets resulting from operations	2,678	20,140	8,117
Stockholder distributions(2)
Distributions to stockholders	(21,892)	(17,642)	(4,443)
Net decrease in net assets resulting from stockholder distributions	(21,892)	(17,642)	(4,443)
Capital share transactions(3)
Issuance of common stock	—	178,284	155,638
Reinvestment of stockholder distributions	12,482	10,811	2,697
Repurchases of common stock	(12,867)	(2,052)	(213)
Net increase in net assets resulting from capital share transactions	(385)	187,043	158,122
Total increase (decrease) in net assets	(19,599)	189,541	161,796
Net assets at beginning of year	351,537	161,996	200
Net assets at end of year	$331,938	$351,537	$161,996

(1)
See Note 8 for a discussion of the Company’s financing arrangements.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 3 for a discussion of the Company’s capital share transactions.

See notes to consolidated financial statements.

FS Investment Corporation IV
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$2,678	$20,140	$8,117
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(120,984)	(271,224)	(159,803)
Paid-in-kind interest	(1,330)	(32)	(28)
Proceeds from sales and repayments of investments	89,188	72,672	99,418
Net realized (gain) loss on investments	127	(1,352)	(1,111)
Net change in unrealized (appreciation) depreciation on investments	11,912	(3,320)	(1,558)
Net change in unrealized (appreciation) depreciation on total return swap(1)	5,557	1,554	(2,422)
Accretion of discount	(584)	(604)	(228)
Amortization of deferred financing costs	—	75	—
(Increase) decrease in due from counterparty	2,971	(24,500)	(46,000)
(Increase) decrease in receivable for investments sold and repaid	1,821	13,827	(15,677)
(Increase) decrease in interest receivable	55	(2,469)	(659)
(Increase) decrease in receivable due on total return swap(1)	263	182	(977)
(Increase) decrease in prepaid expenses and other assets	1	18	(36)
Increase (decrease) in payable for investments purchased	—	(11,148)	11,148
Increase (decrease) in distribution fees payable	329	302	—
Increase (decrease) in management fees payable	(239)	780	816
Increase (decrease) in subordinated income incentive fees payable	903	—	—
Increase (decrease) in accrued capital gains incentive fees	(1,981)	679	1,302
Increase (decrease) in administrative services expense payable	54	(133)	180
Increase (decrease) in interest payable(1)	299	75	—
Increase (decrease) in directors’ fees payable	(19)	22	88
Increase (decrease) in other accrued expenses and liabilities	269	46	454
Net cash provided by (used in) operating activities	(8,710)	(204,410)	(106,976)
Cash flows from financing activities
Issuance of common stock	—	178,284	155,638
Reinvestment of stockholder distributions	12,482	10,811	2,697
Repurchases of common stock	(12,867)	(2,052)	(213)
Stockholder distributions	(21,217)	(17,489)	(4,338)
Borrowings under credit facility(1)	60,000	24,800	—
Repayments under credit facility(1)	(44,900)	(4,900)	—
Deferred financing costs paid	—	(75)	—
Net cash provided by financing activities	(6,502)	189,379	153,784
Total increase (decrease) in cash	(15,212)	(15,031)	46,808
Cash at beginning of year	31,977	47,008	200
Cash at end of year	$16,765	$31,977	$47,008
Supplemental disclosure
Excise and state taxes paid	$225	$43	$—

(1)
See Note 8 for a discussion of the Company’s financing arrangements. During the years ended December 31, 2018 and 2017, the Company paid $526 and $550, respectively, in interest expense on the credit facility.

See notes to consolidated financial statements.

FS Investment Corporation IV
Consolidated Schedule of Investments
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—48.0%
ABB CONCISE Optical Group LLC	(l)	Retailing	L+500	1.0%	6/15/23	$848	$851	$814
Acosta Holdco Inc	(l)	Commercial & Professional Services	L+325	1.0%	9/26/21	2,691	2,022	1,653
Addison Holdings		Commercial & Professional Services	L+675	1.0%	12/29/23	11,976	11,976	11,996
All Systems Holding LLC		Commercial & Professional Services	L+767	1.0%	10/31/23	3,601	3,601	3,637
American Tire Distributors Inc	(l)	Automobiles & Components	L+750	1.0%	8/30/24	1,731	1,535	1,425
American Tire Distributors Inc	(l)	Automobiles & Components	L+650, 1.0% PIK (1.0% Max PIK)	1.0%	9/1/23	272	255	255
Ammeraal Beltech Holding BV	(g)(l)	Capital Goods	E+375		7/30/25	€1,000	1,157	1,140
Apex Group Limited	(e)(g)	Diversified Financials	L+650		6/15/23	$211	205	181
Apex Group Limited	(g)	Diversified Financials	L+650	1.0%	6/15/25	1,429	1,402	1,373
Apex Group Limited	(e)(g)	Diversified Financials	L+650	1.0%	6/15/25	690	677	662
Apex Group Limited	(g)	Diversified Financials	L+650	1.0%	6/15/25	230	226	221
Apex Group Limited	(e)(g)	Diversified Financials	L+650	1.0%	6/15/25	345	340	331
AVF Parent LLC		Retailing	L+725	1.3%	3/1/24	13,853	13,853	12,950
Borden Dairy Co		Food, Beverage & Tobacco	L+808	1.0%	7/6/23	4,375	4,375	3,978
Constellis Holdings LLC/Constellis Finance Corp		Capital Goods	L+575	1.0%	4/1/22	4,346	4,281	4,281
CSafe Global		Capital Goods	L+725	1.0%	11/1/21	26	26	26
CSafe Global	(e)	Capital Goods	L+725	1.0%	11/1/21	235	235	237
CSafe Global		Capital Goods	L+725	1.0%	10/31/23	2,234	2,233	2,256
Dade Paper and Bag Co Inc		Capital Goods	L+700	1.0%	6/10/24	422	422	405
Dade Paper and Bag Co Inc		Capital Goods	L+750	1.0%	6/10/24	3,311	3,311	3,244
Eagle Family Foods Inc	(e)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	379	375	323
Eagle Family Foods Inc		Food, Beverage & Tobacco	L+650	1.0%	6/14/24	2,513	2,487	2,475
Empire Today LLC		Retailing	L+700	1.0%	11/17/22	2,940	2,940	2,945
FullBeauty Brands Holdings Corp	(i)(j)(l)	Retailing	L+475	1.0%	10/14/22	4,824	1,439	1,469
Hudson Technologies Co	(g)	Commercial & Professional Services	L+1025	1.0%	10/10/23	5,635	5,587	4,029
Icynene Group Ltd		Materials	L+700	1.0%	11/30/24	6,930	6,930	6,739
JSS Holdings Ltd		Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	9,958	9,882	10,257
Kodiak BP LLC		Capital Goods	L+725	1.0%	12/1/24	13,428	13,428	13,142
Murray Energy Corp		Energy	L+900	1.0%	2/12/21	1,000	994	996
North Haven Cadence Buyer Inc	(e)	Consumer Services	L+500	1.0%	9/2/21	188	187	188
North Haven Cadence Buyer Inc		Consumer Services	L+777	1.0%	9/2/24	1,055	1,055	1,044
North Haven Cadence Buyer Inc		Consumer Services	L+798	1.0%	9/2/24	3,656	3,656	3,620
North Haven Cadence Buyer Inc	(e)	Consumer Services	L+650	1.0%	9/2/24	750	750	743
Power Distribution Inc		Capital Goods	L+725	1.3%	1/25/23	4,891	4,891	4,891
Propulsion Acquisition LLC	(l)	Capital Goods	L+600	1.0%	7/13/21	8,281	8,199	8,198
Reliant Rehab Hospital Cincinnati LLC		Health Care Equipment & Services	L+675	1.0%	8/30/24	5,052	5,004	5,037
See notes to consolidated financial statements.

FS Investment Corporation IV
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Safariland LLC		Capital Goods	L+765	1.1%	11/18/23	$4,766	$4,766	$4,271
Sequel Youth & Family Services LLC		Health Care Equipment & Services	L+700	1.0%	9/1/23	1,223	1,223	1,245
Sequel Youth & Family Services LLC		Health Care Equipment & Services	L+800		9/1/23	7,000	7,000	7,125
SSC (Lux) Limited S.a r.l.	(g)	Health Care Equipment & Services	L+750	1.0%	9/10/24	6,385	6,385	6,449
Tangoe LLC		Software & Services	L+650	1.0%	11/28/25	4,778	4,731	4,730
Trace3 Inc		Diversified Financials	L+675	1.0%	8/5/24	7,516	7,516	7,440
Virgin Pulse Inc		Software & Services	L+650	1.0%	5/22/25	10,158	10,081	9,842
Westbridge Technologies Inc	(l)	Technology Hardware & Equipment	L+850	1.0%	4/28/23	2,850	2,805	2,857
York Risk Services Group Inc	(l)	Insurance	L+375	1.0%	10/1/21	980	975	919
Total Senior Secured Loans—First Lien							166,269	162,039
Unfunded Loan Commitments							(2,769)	(2,769)
Net Senior Secured Loans—First Lien							163,500	159,270
Senior Secured Loans—Second Lien—8.6%
Ammeraal Beltech Holding BV	(g)	Capital Goods	L+800		7/27/26	4,804	4,710	4,700
Centric Group LLC	(l)	Retailing	L+800	1.0%	2/1/24	8,500	8,488	8,384
Chisholm Oil & Gas Operating LLC		Energy	L+800	1.0%	3/21/24	6,000	6,000	5,929
LBM Borrower LLC	(l)	Capital Goods	L+925	1.0%	8/20/23	2,427	2,385	2,378
One Call Care Management Inc		Insurance	L+375, 6.0% PIK (6.0% Max PIK)		4/11/24	1,386	1,374	1,327
Pure Fishing Inc		Consumer Durables & Apparel	L+838	1.0%	12/31/26	4,301	4,258	4,258
Rise Baking Company		Food, Beverage & Tobacco	L+800	1.0%	8/9/26	1,652	1,636	1,637
Total Senior Secured Loans—Second Lien							28,851	28,613
Other Senior Secured Debt—8.0%
Akzo Nobel Specialty Chemicals	(f)(g)(l)	Materials	8.0%		10/1/26	618	618	579
APTIM Corp	(f)(l)	Diversified Financials	7.8%		6/15/25	8,783	8,783	6,642
Artesyn Embedded Technologies Inc	(f)(l)	Technology Hardware & Equipment	9.8%		10/15/20	482	465	446
Avantor Inc	(f)(l)	Pharmaceuticals, Biotechnology & Life Sciences	6.0%		10/1/24	1,282	1,282	1,261
Black Swan Energy Ltd	(g)	Energy	9.0%		1/20/24	1,334	1,334	1,287
Boyne USA Inc	(f)(l)	Consumer Services	7.3%		5/1/25	16	17	17
DJO Finance LLC/DJO Finance Corp	(f)(l)	Health Care Equipment & Services	8.1%		6/15/21	2,113	2,128	2,182
Genesys Telecommunications Laboratories Inc	(f)(l)	Technology Hardware & Equipment	10.0%		11/30/24	428	473	450
JC Penney Corp Inc	(f)(g)(l)	Retailing	5.7%		6/1/20	38	35	30
JW Aluminum Co	(l)	Materials	10.3%		6/1/26	759	759	757
Lycra	(f)(g)(l)	Consumer Durables & Apparel	7.5%		5/1/25	1,015	1,027	955
Numericable-SFR	(f)(g)(l)	Software & Services	8.1%		2/1/27	333	333	315
Pattonair Holdings Ltd	(f)(g)(l)	Capital Goods	9.0%		11/1/22	1,259	1,302	1,272
Ply Gem Holdings Inc	(f)(l)	Capital Goods	8.0%		4/15/26	2,390	2,286	2,199
See notes to consolidated financial statements.

FS Investment Corporation IV
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Velvet Energy Ltd	(g)	Energy	9.0%		10/5/23	$3,000	$3,000	$3,024
Vivint Inc	(f)(l)	Commercial & Professional Services	7.6%		9/1/23	2,299	2,107	1,881
Vivint Inc	(f)(l)	Commercial & Professional Services	7.9%		12/1/22	3,471	3,420	3,289
Total Other Senior Secured Debt							29,369	26,586
Subordinated Debt—19.3%
All Systems Holding LLC		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	7	7	7
Ascent Resources Utica Holdings LLC/ARU Finance Corp	(f)(l)	Energy	10.0%		4/1/22	6,500	6,500	6,652
Avantor Inc	(f)(l)	Pharmaceuticals, Biotechnology & Life Sciences	9.0%		10/1/25	12,500	12,502	12,508
CEC Entertainment Inc	(f)(l)	Consumer Services	8.0%		2/15/22	7,100	6,805	6,390
ClubCorp Club Operations Inc	(f)(l)	Consumer Services	8.5%		9/15/25	3,339	3,221	3,005
Diamond Resorts International Inc	(f)(l)	Consumer Services	10.8%		9/1/24	933	977	842
Exterran Energy Solutions LP/EES Finance Corp	(f)(g)(l)	Energy	8.1%		5/1/25	2,743	2,743	2,645
Great Lakes Dredge & Dock Corp	(f)(g)(l)	Capital Goods	8.0%		5/15/22	4,105	4,105	4,174
Intelsat Jackson Holdings SA	(f)(g)(l)	Media	5.5%		8/1/23	1,761	1,585	1,549
Ken Garff Automotive LLC	(f)(l)	Retailing	7.5%		8/15/23	1,837	1,852	1,823
LifePoint Hospitals Inc	(f)(l)	Health Care Equipment & Services	9.8%		12/1/26	2,344	2,318	2,233
PF Chang’s China Bistro Inc	(f)(l)	Consumer Services	10.3%		6/30/20	2,633	2,492	2,404
Quorum Health Corp	(f)(l)	Health Care Equipment & Services	11.6%		4/15/23	786	783	749
SRS Distribution Inc	(f)(l)	Capital Goods	8.3%		7/1/26	3,567	3,516	3,282
Stars Group Holdings BV	(f)(g)(l)	Consumer Services	7.0%		7/15/26	521	521	506
Surgery Partners Holdings LLC	(f)(l)	Health Care Equipment & Services	6.8%		7/1/25	416	397	360
Team Health Inc	(f)(l)	Health Care Equipment & Services	6.4%		2/1/25	2,412	2,117	1,969
Vertiv Group Corp	(f)(l)	Technology Hardware & Equipment	9.3%		10/15/24	5,082	5,018	4,523
Vivint Inc	(f)(l)	Commercial & Professional Services	8.8%		12/1/20	2,327	2,236	2,219
York Risk Services Group Inc	(f)(l)	Insurance	8.5%		10/1/22	8,695	8,323	6,087
Total Subordinated Debt							68,018	63,927

See notes to consolidated financial statements.

FS Investment Corporation IV
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Equity/Other—3.1%
All Systems Holding LLC, Common Stock		Commercial & Professional Services				4	$39	$45
ASG Technologies, Warrants	(j)	Software & Services			6/27/2022	12,081	344	351
Australis Maritime, Private Equity	(g)(j)	Transportation				104,330	104	104
Chisholm Oil & Gas Operating LLC, Series A Units	(j)(k)	Energy				75,000	75	32
CSafe Global, Common Stock	(j)	Capital Goods				17,400	17	24
Empire Today LLC, Common Stock	(j)	Retailing				14	41	40
JSS Holdings Ltd, Net Profits Interest	(j)	Capital Goods				—	—	64
JW Aluminum Co, Common Stock	(j)	Materials				41	—	—
JW Aluminum Co, Preferred Stock		Materials	12.5% PIK		11/17/2025	1,003	4,835	9,039
North Haven Cadence Buyer Inc, Common Equity	(j)	Consumer Services				208,333	208	318
Power Distribution Inc, Common Stock	(j)	Capital Goods				230,769	231	121
SSC (Lux) Limited S.a r.l., Common Stock	(g)(j)	Health Care Equipment & Services				11,364	227	278
Trace3 Inc, Common Stock		Diversified Financials				1,545	16	29
Total Equity/Other							6,137	10,445
TOTAL INVESTMENTS—87.0%							$295,875	288,841
OTHER ASSETS IN EXCESS OF LIABILITIES—13.0%								43,097
NET ASSETS—100.0%								$331,938

Total Return Swap		Notional Amount	Unrealized Depreciation
Citibank TRS Facility (Note 8)	(g)	$171,065	$(4,689)

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2018, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 2.81% and the Euro Interbank Offered Rate, or EURIBOR, or “E”, was (0.31)%. PIK means paid-in-kind.

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

(g)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2018, 90.8% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 89.9% of the Company’s total assets represented qualifying assets as of December 31, 2018.

(h)
Position or portion thereof unsettled as of December 31, 2018.

(i)
Security was on non-accrual status as of December 31, 2018.

See notes to consolidated financial statements.

FS Investment Corporation IV
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

(j)
Security is non-income producing.

(k)
Security held within FSIC IV Investments, LLC, a wholly-owned subsidiary of the Company.

(l)
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

FS Investment Corporation IV
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Investment Corporation IV, or the Company, was incorporated under the general corporation laws of the State of Maryland on February 25, 2015 and formally commenced investment operations on January 6, 2016. In November 2017, the Company closed its continuous public offering of Class T common stock to new investors. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2018, the Company had various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2018. All significant intercompany transactions have been eliminated in consolidation.
The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. The Company’s portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle-market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. In addition, a portion of the Company’s portfolio may be comprised of equity and equity-related securities, corporate bonds, structured products, other debt securities and derivatives, including total return swaps and credit default swaps.
The Company is externally managed by FS/KKR Advisor, LLC, or the Advisor, pursuant to an investment advisory and administrative services agreement, dated as of April 9, 2018, or the investment advisory and administrative services agreement. On April 9, 2018, GSO/Blackstone Debt Funds Management LLC, or GDFM, resigned as the investment sub-adviser to the Company and terminated the investment sub-advisory agreement, or the investment sub-advisory agreement, between FSIC IV Advisor, LLC, or FSIC IV Advisor, and GDFM, effective April 9, 2018. In connection with GDFM’s resignation as the investment sub-adviser to the Company, on April 9, 2018, the Company entered into the investment advisory and administrative services agreement, which replaced an investment advisory and administrative services agreement, dated September 21, 2015, or the FSIC IV Advisor investment advisory and administrative services agreement, by and between the Company and FSIC IV Advisor.
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

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Valuation of Portfolio Investments: The Company determines the fair value of its investment portfolio each quarter. Securities are valued at fair value as determined in good faith by the Company’s board of directors. In connection with that determination, the Advisor provides the Company’s board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.
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
With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:
•
the Company’s quarterly fair valuation process begins with the Advisor reviewing and documenting valuations of each portfolio company or investment, which valuations are obtained from an independent third-party valuation service and provide a valuation range;

•
the Advisor then provides the valuation committee of the Company’s board of directors, or the valuation committee, with its valuation recommendation for each portfolio company or investment, along with supporting materials;

•
preliminary valuations are then discussed with the valuation committee;

•
the valuation committee reviews the preliminary valuations and the Advisor, together with its independent third-party valuation services, if applicable, supplement the preliminary valuations to reflect any comments provided by the valuation committee;

•
following its review, the valuation committee will recommend that the Company’s board of directors approve the fair valuations; and

•
the Company’s board of directors discusses the valuations and determines the fair value of each such investment in the Company’s portfolio in good faith based on various statistical and other factors, including the input and recommendation of the Advisor, the valuation committee and any independent third-party valuation services, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company’s audited consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company’s consolidated financial statements. In making its determination of fair value, the Company’s board of directors may use any approved independent third-party pricing or valuation services. However, the Company’s board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from the Advisor or any approved independent third-party valuation or pricing service that the Company’s board of directors deems to be

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

reliable in determining fair value under the circumstances. Below is a description of factors that the Advisor, any approved independent third-party valuation services and the Company’s board of directors may consider when determining the fair value of the Company’s investments.
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
The Advisor, any approved independent third-party valuation services and the Company’s board of directors may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The Advisor, any approved independent third-party valuation services and the Company’s board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as the Company’s board of directors, in consultation with the Advisor and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of the Company’s equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.
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
The fair values of the Company’s investments are determined in good faith by the Company’s board of directors. The Company’s board of directors is responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process. The Company’s board of directors has delegated day-to-day responsibility for implementing its valuation policy to the Advisor, and has authorized the Advisor to utilize independent third-party valuation and pricing services that have been approved by the Company’s board of directors. The valuation committee is responsible for overseeing the Advisor’s implementation of the valuation process.

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

The Company values its total return swap, or TRS, between its wholly-owned financing subsidiary, Cheltenham Funding LLC, or Cheltenham Funding, and Citibank, N.A., or Citibank, in accordance with the agreements between Cheltenham Funding and Citibank that collectively established the TRS, which agreements are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The valuation committee and the board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis. To the extent the Company’s valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. See Note 8 for additional information regarding the Company’s TRS.
Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. Distributions received from limited liability company (“LLC”) and limited partnership (“LP”) investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the interest income will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment.
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
For the year ended December 31, 2018, the Company recognized $538 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on its consolidated statements of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which the Company recorded structuring and other non-recurring upfront fees as income when earned. The Company has determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the year ended December 31, 2018.
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
Capital Gains Incentive Fee: Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any capital gain incentive fees previously paid by the Company. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fees as if it were due and payable as of the end of such period. The Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to the Advisor if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.
The Company “looks through” its total return swap, or TRS, between its wholly-owned financing subsidiary Cheltenham Funding LLC, or Cheltenham Funding, and Citibank, N.A., or Citibank, in calculating the capital gains incentive fee. Under this methodology, the portion of the net settlement payments received by the Company pursuant to the TRS which would have represented net investment income to the Company had the Company held the loans underlying the TRS directly is treated as net investment income subject to the subordinated incentive fee on income payable to the Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans underlying the TRS further reduces the capital gains incentive fee payable to the Advisor with respect to realized gains. See Note 8 for additional information regarding the Company’s TRS.

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Subordinated Income Incentive Fee: Pursuant to the terms of the investment advisory and administrative services agreement, the Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the investment advisory and administrative services agreement, which is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.75% per quarter (1.875% under the FSIC IV Advisor investment advisory and administrative services agreement), or an annualized hurdle rate of 7.0% (7.5% under the FSIC IV Advisor investment advisory and administrative services agreement). For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s common stock (including proceeds from its distribution reinvestment plan) reduced for amounts paid for share repurchases pursuant to the Company’s share repurchase program. As a result, the Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.75% (1.875% under the FSIC IV Advisor investment advisory and administrative services agreement). Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.1875%, or 8.75% annually (2.34375%, or 9.375% annually under the FSIC IV Advisor investment advisory and administrative services agreement), of the Company’s adjusted capital. Thereafter, the Advisor will be entitled to receive 20.0% of the pre-incentive fee net investment income.
Organization Costs: Organization costs primarily included, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs were expensed as the Company raised proceeds in its continuous public offering. During the year ended December 31, 2016, the Company expensed $317 of organization costs as it raised proceeds in its continuous public offering, which commenced on January 6, 2016. During the period from February 25, 2015 (Inception) to December 31, 2015, the Company incurred organization costs of  $317 which were paid on the Company’s behalf by FS Investments (see Note 4).
Offering Costs: Offering costs primarily included, among other things, marketing expenses, certain government and regulatory affairs activities, and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of shares of its common stock, including the preparation of the Company’s registration statement on Form N-2 and salaries and direct expenses of FSIC IV Advisor’s personnel, employees of its affiliates and others while engaged in such activities. The Company deferred and amortized such costs as an expense over twelve months as the Company raised proceeds in its continuous public offering. During the years ended December 31, 2018, 2017 and 2016, the Company expensed $0, $1,392 and $875, respectively, of offering costs as it raised proceeds in its continuous public offering, which commenced on January 6, 2016. During the period from February 25, 2015 (Inception) to December 31, 2017, the Company incurred offering costs of  $9,358 which were paid on the Company’s behalf by FS Investments (see Note 4). In November 2017, the Company closed its continuous public offering to new investors.
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
Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the years ended December 31, 2018 and 2017 and the period from January 6, 2016 (Commencement of Operations) through December 31, 2016, the Company did not incur any interest or penalties.
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
Reclassifications: Certain amounts in the consolidated financial statements for the year ended December 31, 2017 and the period from January 6, 2016 (Commencement of Operations) through December 31, 2016 may have been reclassified to conform to the classification used to prepare the consolidated financial statements for the year ended December 31, 2018. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.
Recent Accounting Pronouncements: In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement—Disclosures Framework—Changes to Disclosure Requirements of Fair Value Measurement (Topic 820), or ASU 2018-13. ASU 2018-13 introduces new fair value disclosure requirements and eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2018-13 on its financial statements.

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2018, 2017 and 2016:
	Year Ended December 31,
	2018		2017		2016
	Shares	Amount	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	—	$—	16,045,353	$185,502	14,532,974	$158,913
Reinvestment of Distributions	1,123,491	12,482	971,003	10,811	249,435	2,697
Total Gross Proceeds	1,123,491	12,482	17,016,356	196,313	14,782,409	161,610
Upfront Selling Commissions and Dealer Manager Fees(1)	—	—	—	(7,218)	—	(3,275)
Net Proceeds to Company	1,123,491	12,482	17,016,356	189,095	14,782,409	158,335
Share Repurchase Program(2)	(1,153,497)	(12,867)	(184,551)	(2,052)	(19,738)	(213)
Net Proceeds from Share Transactions	(30,006)	$(385)	16,831,805	$187,043	14,762,671	$158,122

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

During the period from January 1, 2019 to March 12, 2019, the Company issued 182,373 shares of Class T common stock pursuant to its distribution reinvestment plan, or DRP, for gross proceeds of $1,960 at an average price per share of $10.75. For additional information regarding the terms of the DRP, see Note 5.
The Company has submitted to the SEC an application for an exemptive order to permit it to offer multiple classes of shares of common stock. On July 31, 2018, the Company filed a new registration statement to offer multiple classes of shares of common stock, with each class having a different upfront sales load and fee and expense structure. The Company may recommence this offering upon receipt of an exemptive order from the SEC, although there is no assurance that the Company will receive such relief.
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

Historically, the Company limited the number of shares of common stock to be repurchased during any calendar year to the lesser of  (i) the number of shares of common stock that the Company could repurchase with the proceeds it received from the issuance of shares of common stock under the DRP and (ii) 10.0% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter. On May 9, 2017, the board of directors of the Company amended the share repurchase program. As amended, the Company limits the maximum number of shares of common stock to be repurchased for any repurchase offer to the greater of  (A) the number of shares of common stock that the Company can repurchase with the proceeds it has received from the sale of shares of common stock under the DRP during the twelve-month period ending on the date the applicable repurchase offer expires (less the amount of proceeds used to repurchase shares of common stock on each previous repurchase date for repurchase offers conducted during such twelve-month period) (the Company refers to this limitation as the twelve-month repurchase limitation) and (B) the number of shares of common stock that the Company can repurchase with the proceeds it received from the sale of shares of common stock under the DRP during the three-month period ending on the date the applicable repurchase offer expires (the Company refers to this limitation as the three-month repurchase limitation). In addition to this limitation, the maximum number of shares of common stock to be repurchased for any repurchase offer will also be limited to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter. As a result, the maximum number of shares of common stock to be repurchased for any repurchase offer will not exceed the lesser of  (i) 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter, and (ii) whichever is greater of the twelve-month repurchase limitation described in clause (A) above and the three-month repurchase limitation described in clause (B) above. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. The actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The Company’s board of directors may amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice.
On October 13, 2017, the Company further amended the terms of its share repurchase program, or the amended share repurchase program, which was first effective for the Company’s quarterly repurchase offer for the fourth quarter of 2017. Prior to amending the share repurchase program, the Company offered to repurchase shares of its common stock on a quarterly basis at a repurchase price equal to the net offering price in effect on each date of repurchase. Under the amended share repurchase program, the Company offers to repurchase shares of common stock at a price equal to the price at which shares of its common stock are issued pursuant to the DRP on the distribution date coinciding with the applicable share repurchase date. The price at which shares of common stock are issued under the DRP is determined by the Company’s board of directors or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per share of the Company’s common stock as determined in good faith by the Company’s board of directors or a committee thereof, in its sole discretion, immediately prior to the payment date of the distribution and (ii) not more than 2.5% greater than the net asset value per share as of such date.
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
The following table provides information concerning the Company’s repurchases of shares of its common stock pursuant to its share repurchase program during the years ended December 31, 2018, 2017 and 2016:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2016
June 30, 2016	July 6, 2016	10,521	100%	0.15%	$10.7091	$113
September 30, 2016	October 5, 2016	9,217	100%	0.09%	$10.8558	100
Total		19,738				$213
Fiscal 2017
December 31, 2016	January 4, 2017	24,998	100%	0.17%	$10.9536	$274
March 31, 2017	April 5, 2017	41,792	100%	0.22%	$11.1070	464
June 30, 2017	July 5, 2017	67,947	100%	0.27%	$11.1549	758
September 30, 2017	October 4, 2017	49,814	100%	0.18%	$11.1549	556
Total		184,551				$2,052
Fiscal 2018
December 31, 2017	January 10, 2018	113,036	100%	0.36%	$11.1549	$1,261
March 31, 2018	April 2, 2018	286,794	100%	0.90%	$11.1549	3,199
June 30, 2018	July 2, 2018	315,581	100%	0.99%	$11.1549	3,521
September 30, 2018	October 1, 2018	438,086	35%	1.38%	$11.1549	4,886
Total		1,153,497				$12,867

On January 11, 2019, the Company repurchased 267,472 shares of common stock (representing 31% of the shares of common stock tendered for repurchase and 0.85% of the shares outstanding as of such date) at $10.75 per share for aggregate consideration totaling $2,875.

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions
Pursuant to the investment advisory and administrative services agreement, the Advisor is entitled to a base management fee calculated at an annual rate of 1.50% of the average weekly value of the Company’s gross assets (gross assets equal the total assets of the Company as set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears. All or any part of the base management fee not taken as to any quarter shall be deferred without interest and may be taken in such other quarter as the Advisor shall determine. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that the Advisor may be entitled to under the Advisor investment advisory and administrative services agreement.
Pursuant to the FSIC IV Advisor investment advisory and administrative services agreement, which was in effect until April 9, 2018, FSIC IV Advisor was entitled to an annual base management fee equal to 2.0% of the average weekly value of the Company’s gross assets (gross assets equal the total assets of the Company as set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. Effective February 1, 2017, FSIC IV Advisor contractually agreed to permanently waive 0.25% of the base management fee to which it was entitled under the FSIC IV Advisor investment advisory and administrative services agreement, so that the fee received equaled 1.75% of the Company’s average weekly gross assets. Pursuant to the investment sub-advisory agreement, GDFM was entitled to receive 50% of all management and incentive fees payable to FSIC IV Advisor under the FSIC IV Advisor investment advisory and administrative services agreement with respect to each year.
Pursuant to the investment advisory and administrative services agreement, the Advisor oversees the Company’s day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities and other administrative services. The Advisor also performs, or oversees the performance of, the Company’s corporate operations and required administrative services, which includes being responsible for the financial records that the Company is required to maintain and preparing reports for the Company’s stockholders and reports filed with the SEC. In addition, the Advisor assists the Company in calculating its net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others.
Pursuant to the investment advisory and administrative services agreement, the Company reimburses the Advisor for expenses necessary to perform services related to its administration and operations, including the Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P. (which does business as FS Investments) and KKR Credit Advisors (US), LLC, or KKR Credit, providing administrative services to the Company on behalf of the Advisor. The Company reimburses the Advisor no less than monthly for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement is set at the lesser of (1) the Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. The Advisor allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of the Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to it based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to the Advisor for such services as a

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The administrative services provisions of the FSIC IV Advisor investment advisory and administrative services agreement were substantially similar to the administrative services provisions of the investment advisory and administrative services agreement.
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
FS Investments funded certain of the Company’s organization and offering costs in the amount of $9,675 from inception through the close of the continuous public offering in November 2017. Since commencing its continuous public offering and through the close of the offering, the Company paid total reimbursements of  $2,584 to FSIC IV Advisor and its affiliates for organization and offering costs funded by them. Following the closing of the Company’s continuous public offering to new investors in November 2017, no amounts were reimbursable to FS Investments and its affiliates under this arrangement.
The dealer manager for the Company’s continuous public offering was FS Investment Solutions, or the dealer manager, which is one of the Company’s affiliates. Prior to the closing of the Company’s continuous public offering, the dealer manager was entitled under a second amended and restated dealer manager agreement, dated as of January 25, 2017, or the dealer manager agreement, among the Company, FSIC IV Advisor and FS Investment Solutions, to receive upfront selling commissions and dealer manager fees in connection with the sale of shares of common stock in the Company’s continuous public offering, all or a portion of which could be reallowed to selected broker-dealers and financial representatives. The dealer manager reallowed to selected broker dealers and other financial representatives the upfront selling commissions and dealer manager fees, as applicable, it was entitled to receive during the continuous public offering, unless otherwise noted in the table below. The dealer manager agreement terminated in connection with the closing of the Company’s continuous public offering in November 2017.

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
Except for Class T shares purchased by the principal of the Advisor, members of the Company’s board of directors and other individuals and entities affiliated with the Advisor, or through investment advisors whose contracts for investment advisory and related services include a fixed or “wrap” fee or other asset-based fee arrangement, annual distribution fees are expected to be reallowed to selected broker-dealers and financial representatives, unless noted in the table below. The annual distribution fees are intended to compensate the dealer manager and its affiliates, selected broker-dealers and financial representatives for services rendered and expenses incurred in connection with the ongoing marketing, sale and distribution of such shares.
The annual distribution fees accrue daily commencing upon the initial sale of shares of common stock in the Company’s continuous public offering until an investor reaches the sales charge cap, as defined below. The accruals as of and for the years ended December 31, 2018 and 2017 reflect amounts beginning with the initial sale of shares of common stock in the Company’s continuous public offering through December 31, 2018. The annual distribution fees are payable with respect to all shares of Class T common stock, other than shares issued under the DRP. The annual distribution fees will terminate for all Class T stockholders upon a liquidity event. In addition, the Company will stop paying the annual distribution fees with respect to any outstanding Class T share when the total underwriting compensation from the upfront selling commissions, dealer manager fees and annual distribution fees attributable to any share equals 7.25% of gross offering proceeds, or the sales charge cap. The sales charge cap applicable to certain shares, including shares sold prior to January 25, 2017, will be reduced by the amount of any upfront sales load that is waived for such shares or to otherwise account for any lower upfront sales load paid by an investor with respect to such shares.
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

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses the Company accrued under the FSIC IV Advisor investment advisory and administrative services agreement and the investment advisory and administrative services agreement, recoupment amounts paid by the Company under the FS Investments expense reimbursement agreement and the expense reimbursement agreement (each as described under “—Expense Reimbursement and Base Management Fee Deferral Arrangements”) and fees that FS Investment Solutions received pursuant to the Company’s distribution plan and share repurchase program during the years ended December 31, 2018, 2017 and 2016:
			Year Ended December 31,
Related Party	Source	Description	2018	2017	2016
FSIC IV Advisor and the Advisor	FSIC IV Advisor Investment Advisory and Administrative Services Agreement and the Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$5,762	$5,151	$1,704
FSIC IV Advisor and the Advisor	FSIC IV Advisor Investment Advisory and Administrative Services Agreement and the Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$1,488	—	—
FSIC IV Advisor and the Advisor	FSIC IV Advisor Investment Advisory and Administrative Services Agreement and the Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fees(3)	$(1,742)	$1,164	$1,302
FSIC IV Advisor and the Advisor	FSIC IV Advisor Investment Advisory and Administrative Services Agreement and the Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$549	$340	$291
FSIC IV Advisor and the Advisor	FSIC IV Advisor Investment Advisory and Administrative Services Agreement and the Investment Advisory and Administrative Services Agreement	Offering Costs(5)	—	$1,392	$875
FSIC IV Advisor and the Advisor	FS Investments Expense Reimbursement Agreement and the Expense Reimbursement Agreement	Expense Recoupment(6)	—	$666	—
FS Investment Solutions	Distribution Plan	Distribution Fees(7)	$164	$102	—
FS Investment Solutions	Share Repurchase Program	Contingent Deferred Sales Charges(8)	—	$10	$8

(1)
FSIC IV Advisor contractually agreed, effective February 1, 2017, to permanently waive 0.25% of its base management fee to which it is entitled under the FSIC IV Advisor investment advisory and administrative services agreement so that the fee received equaled 1.75% of the average value of the Company’s weekly gross assets. Under the investment advisory and administrative services agreement, the base management fee is equal to 1.50% of the average value of the Company’s weekly gross assets and the Advisor is not waiving any portion of such fee. As a result, the amounts shown for the years ended December 31, 2018 and 2017 are net of waivers of  $253 and $696, respectively. During the years ended December 31, 2018, 2017 and 2016, $6,001, $4,371 and $588 in base management fees were paid to the Advisor and/or FSIC IV Advisor, respectively. During the year ended December 31, 2016, $300 in base management fees were applied to offset the liability of FS Investments under the expense reimbursement agreement. As of December 31, 2018, $1,357 in base management fees were payable to the Advisor.

(2)
During the year ended December 31, 2018, $585 of subordinated incentive fees on income were paid to the Advisor. There were no subordinated incentive fees on income during the years ended December 31, 2017 and 2016. As of December 31, 2018, a subordinated incentive fee on income of  $903 was payable to the Advisor.

(3)
During the year ended December 31, 2018, the Company reversed $1,742 of capital gains incentive fees previously accrued based on the performance of its portfolio. During the years ended December 31, 2017 and 2016, the Company accrued capital gains

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

incentive fees of  $1,164 and $1,302, respectively, based on the performance of its portfolio. As of December 31, 2018, the Company had not accrued any capital gains incentive fees. As of December 31, 2017 and 2016, the Company had accrued $1,981 and $1,302, respectively, in capital gains incentive fees, of which $1,742, and $817 respectively, was based on unrealized gains and $239 and $485, respectively, was based on realized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. The Company paid FSIC IV Advisor $239 and $485 in capital gains incentive fees during the years ended December 31, 2018 and 2017. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(4)
During years ended December 31, 2018, 2017 and 2016, $353, $285 and $236, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC IV Advisor and the Advisor and the remainder related to other reimbursable expenses. The Company paid $495, $473 and $111 in administrative services expenses to FSIC IV Advisor and the Advisor during years ended December 31, 2018, 2017 and 2016, respectively.

(5)
During years ended December 31, 2018, 2017 and 2016, the Company expensed offering costs of  $0, $1,392, and $875, respectively, all of which related to reimbursements to FSIC IV Advisor for offering costs incurred on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC IV Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s shares of common stock.

(6)
During the year ended December 31, 2017, the Company accrued $666 for expense recoupments payable to FSIC IV Advisor under the expense reimbursement agreement (see “—Expense Reimbursement” below). During the year ended December 31, 2017, the Company paid $666 to FSIC IV Advisor. As of December 31, 2018, the Company did not have any expense recoupments payable to FSIC IV Advisor or the Advisor.

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

Potential Conflicts of Interest
The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Advisor is the investment adviser to FS KKR Capital Corp., FS Investment Corporation II, FS Investment Corporation III and Corporate Capital Trust II, and the officers, managers and other personnel of the Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s stockholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles.
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
In an order dated June 4, 2013, or the FS Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC IV Advisor, including FS Energy and Power Fund, FS KKR Capital Corp., FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and any future BDCs that are advised by FSIC IV Advisor or its affiliated investment

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

advisers. However, in connection with the investment advisory relationship with the Advisor, and in an effort to mitigate potential future conflicts of interest, the Company’s board of directors authorized and directed that the Company (i) withdraw from the FS Order, except with respect to any transaction in which the Company participated in reliance on the FS Order prior to April 9, 2018, and (ii) rely on an exemptive relief order, dated April 3, 2018, that permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with certain affiliates of the Advisor.
Expense Reimbursement and Base Management Fee Deferral Arrangement
Pursuant to an expense support and conditional reimbursement agreement, dated as of April 9, 2018, by and between the Advisor and the Company, or the expense reimbursement agreement, the Advisor had agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company’s distributions to stockholders will be paid from its offering proceeds or borrowings. Pursuant to the expense reimbursement agreement, the Company had a conditional obligation to reimburse the Advisor. The expense reimbursement agreement replaced an amended and restated expense support and conditional reimbursement agreement with FS Investments, or the FS Investments expense reimbursement agreement. The FS Investments expense reimbursement agreement had substantially similar terms to the expense reimbursement agreement.
On November 14, 2018, the Advisor announced that for any calendar quarter ending on or prior to September 30, 2019 it will defer the receipt of base management fees under the investment advisory and administrative services agreement if, and to the extent that, the Company’s distributions paid to the Company’s stockholders in the calendar quarter exceeds the sum of the Company’s investment company taxable income (as defined in the Code), net capital gains (as defined in Section 1222 of the Code) and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts were not included in net investment company taxable income or net capital gains) in the calendar quarter, or collectively, the Company’s distributable funds on a tax basis. The Advisor will only receive any deferred fees in a future calendar quarter if, and to the extent that, the Company’s distributable funds on a tax basis in the future calendar quarter exceeds the Company’s distributions paid to the Company’s stockholders in such quarter. In light of this commitment by the Advisor, the expense reimbursement agreement was terminated on November 14, 2018. Prior to September 30, 2019, the Advisor will evaluate whether to extend this commitment to future quarters.
During the years ended December 31, 2018 and 2017, the Company did not accrue any amounts for expense reimbursements that FS Investments or the Advisor had agreed to pay and the Company did not have any reimbursements due from FS Investments or the Advisor. During 2018, the Advisor did not defer the receipt of any base management fees.
During the year ended December 31, 2018, no expense recoupments were paid by the Company. During the year ended December 31, 2017, the Company repaid $666 of expense recoupments to FS Investments under the FS Investments expense reimbursement agreement. As of December 31, 2018, there were no unreimbursed expense support payments subject to future reimbursement by the Company.

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions
The following table reflects the cash distributions per share that the Company has declared to stockholders on its common stock during the years ended December 31, 2018, 2017 and 2016:
	Distribution(1)
For the Year Ended December 31,	Per Share	Amount
2016	$0.64010	$4,443
2017(2)	$0.73902	$17,642
2018	$0.70190	$21,892

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

The Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On November 1, 2018 and February 19, 2019, the Company’s board of directors declared regular monthly cash distributions for January 2019 through March 2019 and April 2019 through June 2019, respectively, each in the gross amount of  $0.067258 per share. The gross amount declared includes the portion of the annual distribution fee amount, which is an expense of the Company and not paid to stockholders. These distributions, less the annual distribution fee amount, have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of the Company’s common stock pursuant to its DRP, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all. No portion of the distribution paid during the years ended December 31, 2018 and 2017 was funded through the reimbursement of operating expenses by FS Investments or the Advisor. During the year ended December 31, 2016, if FS Investments had not reimbursed certain of the Company’s expenses, 15% of the aggregate amount of distributions paid would have been funded from offering proceeds or borrowings.
The following table reflects the sources of the cash distributions paid to stockholders on a tax basis that the Company has paid on its common stock during the years ended December 31, 2018, 2017 and 2016:
	Year Ended December 31,
	2018		2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	21,497	98%	17,642	100%	3,777	85%
Short-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Long-term capital gains proceeds from the sale of assets	395	2%	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—	666	15%
Total	$21,892	100%	$17,642	100%	$4,443	100%

(1)
During years ended December 31, 2018, 2017 and 2016, 93.7%, 98.4% and 94.6%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.6%, 1.4% and 4.5%, respectively, was attributable to non-cash accretion of discount and 4.7%, 0.2% and 0.9%, respectively, was attributable to paid-in-kind interest, or PIK, interest.

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The Company’s net investment income on a tax basis for the years ended December 31, 2018, 2017 and 2016 was $20,591, $16,516 and $3,339, respectively. As of December 31, 2018 and 2017, the Company had $7,100 and $6,277, respectively, of undistributed net investment income and accumulated undistributed net realized gains on a tax basis.
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
The following table sets forth a reconciliation between GAAP-basis net investment income (loss) and tax-basis net investment income during the years ended December 31, 2018, 2017 and 2016:
	Year Ended December 31,
	2018	2017	2016
GAAP-basis net investment income (loss)	$15,135	$6,149	$(1,765)
Reversal of incentive fee accrual on unrealized gains	(1,742)	925	817
Reclassification of unamortized original issue discount, amendment fees and prepayment fees	(668)	(860)	(166)
Tax-basis net investment income portion of total return swap payments	6,456	7,714	2,932
Accretion of discount on total return swap	666	755	309
Other miscellaneous differences	744	1,833	1,212
Tax-basis net investment income	$20,591	$16,516	$3,339

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2018, the Company increased accumulated earnings (loss) by $342 and reduced capital in excess of par value by $342. During the year ended December 31, 2017, the Company increased accumulated earnings (loss) by $1,554 and reduced capital in excess of par value by $1,554.
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

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

As of December 31, 2018 and 2017, the components of accumulated earnings on a tax basis were as follows:
	December 31,
	2018	2017
Distributable ordinary income (net investment income and short-term capital gains)	$5,695	$5,871
Distributable capital gains (accumulated capital losses)	1,405	395
Other temporary differences	(886)	(2,318)
Net unrealized appreciation (depreciation) on investments and total return swap(1)	(16,445)	4,682
Total	$(10,231)	$8,630

(1)
As of December 31, 2018 and 2017, the gross unrealized appreciation on the Company’s investments and TRS was $8,731 and $5,256, respectively, and the gross unrealized depreciation on the Company’s investments was $25,176 and $574, respectively.

The aggregate cost of the Company’s investments, including the accretion of discount on the TRS, for U.S. federal income tax purposes totaled $300,597 and $263,356 as of December 31, 2018 and 2017, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s TRS, was $(16,445) and $4,682 as of December 31, 2018 and 2017, respectively.
Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2018 and 2017:
	December 31, 2018			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$163,500	$159,270	55%	$136,060	$137,737	51%
Senior Secured Loans—Second Lien	28,851	28,613	10%	34,677	35,420	13%
Other Senior Secured Debt	29,369	26,586	9%	20,481	20,196	8%
Subordinated Debt	68,018	63,927	22%	69,585	71,532	27%
Equity/Other	6,137	10,445	4%	1,489	2,285	1%
Total	$295,875	$288,841	100%	$262,292	$267,170	100%

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2018 and 2017 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8. The investments underlying the TRS had a notional amount and market value of  $171,065 and $164,955, respectively, as of December 31, 2018 and $151,866 and $151,348, respectively, as of December 31, 2017.
	December 31, 2018			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$294,702	$285,678	63%	$252,241	$252,500	60%
Senior Secured Loans—Second Lien	68,714	67,160	15%	70,362	72,005	17%
Other Senior Secured Debt	29,369	26,586	6%	20,481	20,196	5%
Subordinated Debt	68,018	63,927	14%	69,585	71,532	17%
Equity/Other	6,137	10,445	2%	1,489	2,285	1%
Total	$466,940	$453,796	100%	$414,158	$418,518	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of December 31, 2018 and 2017, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2018, the Company had seven unfunded debt investments with aggregate unfunded commitments of  $2,769. As of December 31, 2017, the Company had ten unfunded debt investments with aggregate unfunded commitments of  $11,076 and an unfunded equity/other commitment to purchase up to $4 in shares of Series A units of Chisholm Oil and Gas, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s consolidated schedules of investments as of December 31, 2018 and 2017.

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2018 and 2017:
	December 31, 2018		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$1,680	1%	$—	—
Capital Goods	70,327	24%	60,114	22%
Commercial & Professional Services	28,756	10%	26,622	10%
Consumer Durables & Apparel	5,213	2%	6,912	3%
Consumer Services	18,140	6%	27,553	10%
Diversified Financials	15,657	5%	8,839	3%
Energy	20,565	7%	24,874	9%
Food, Beverage & Tobacco	8,038	3%	4,374	2%
Health Care Equipment & Services	27,627	9%	13,223	5%
Insurance	8,333	3%	15,226	6%
Materials	17,114	6%	39,887	15%
Media	1,549	1%	—	—
Pharmaceuticals, Biotechnology & Life Sciences	13,769	5%	—	—
Retailing	28,455	10%	26,110	10%
Software & Services	15,238	5%	13,436	5%
Technology Hardware & Equipment	8,276	3%	—	—
Transportation	104	0%	—	—
Total	$288,841	100%	$267,170	100%

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
As of December 31, 2018 and 2017, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:
	December 31, 2018		December 31, 2017
Valuation Inputs	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	115,687	—	—	—
Level 3—Significant unobservable inputs	173,154	(4,689)	267,170	868
Total	$288,841	$(4,689)	$267,170	$868

The Company’s investments consist primarily of debt investments that were either acquired directly from the issuer or traded on an over-the-counter market for institutional investors. Debt investments, for which broker quotes are not available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated repayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost, if the Company’s board of directors determines that the cost of such investment is the best indication of its fair value. Such investments described above are typically classified as Level 3 within the fair value hierarchy. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements, and are classified as Level 1 within the fair value hierarchy. Except as described above, the Company typically values its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by independent third-party pricing services and screened for validity by such services and are typically classified as Level 2 within the fair value hierarchy.
The Company values the TRS in accordance with the agreements between Cheltenham Funding and Citibank that collectively established the TRS, which agreements are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The valuation committee and the board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis. To the extent the valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. See Note 8 for additional information regarding the TRS.

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
The following is a reconciliation for the years ended December 31, 2018 and 2017 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Year Ended December 31, 2018
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Other Senior Secured Debt	Subordinated Debt	Equity/Other	Total
Fair value at beginning of period	$137,737	$35,420	$20,196	$71,532	$2,285	$267,170
Accretion of discount (amortization of premium)	44	4	—	—	16	64
Net realized gain (loss)	(675)	—	—	—	—	(675)
Net change in unrealized appreciation (depreciation)	(5,214)	(138)	(71)	(1)	3,512	(1,912)
Purchases	47,727	11,929	—	—	3,454	63,110
Paid-in-kind interest	97	45	—	1	1,179	1,322
Sales and repayments	(19,637)	(779)	—	(4)	(1)	(20,421)
Net transfers in or out of Level 3(1)	(19,539)	(28,630)	(15,814)	(71,521)	—	(135,504)
Fair value at end of period	$140,540	$17,851	$4,311	$7	$10,445	$173,154
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(5,158)	$(126)	$(71)	$(1)	$3,512	$(1,844)

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

	For the Year Ended December 31, 2017
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/Other	Total
Fair value at beginning of period	$41,296	$5,843	$2,045	$13,502	$624	$63,310
Accretion of discount (amortization of premium)	111	362	(64)	195	—	604
Net realized gain (loss)	450	204	485	213	—	1,352
Net change in unrealized appreciation (depreciation)	1,298	323	(330)	1,206	823	3,320
Purchases	126,953	37,116	42,700	63,617	838	271,224
Paid-in-kind interest	31	—	—	1	—	32
Sales and repayments	(32,402)	(8,428)	(24,640)	(7,202)	—	(72,672)
Net transfers in or out of Level 3	—	—	—	—	—	—
Fair value at end of period	$137,737	$35,420	$20,196	$71,532	$2,285	$267,170
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$1,571	$701	$(352)	$1,320	$822	$4,062

(1)
As of June 30, 2018, the Company determined to classify certain investments whose valuations were obtained from independent third-party pricing services as Level 2 in the fair value hierarchy as the Company identified significant other observable inputs in these market quotations. It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

The following is a reconciliation for the years ended December 31, 2018 and 2017 of the total return swap for which significant unobservable inputs (Level 3) were used in determining the fair value:
	For the Year Ended December 31,
	2018	2017
Fair value at beginning of period	$868	$2,422
Accretion of discount (amortization of premium)	—	—
Net realized gain (loss)	5,137	10,873
Net change in unrealized appreciation (depreciation)	(5,557)	(1,554)
Sales and repayments	(5,137)	(10,873)
Net transfers in or out of Level 3	—	—
Fair value at end of period	$(4,689)	$868
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to the total return swap still held at the reporting date	$(5,557)	$(1,554)

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2018 and 2017 were as follows:
Type of Investment	Fair Value at December 31, 2018	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$131,529	Market Comparables	Market Yield (%)	8.1% – 16.8%	10.7%
			EBITDA Multiples (x)	5.3x – 6.3x	5.8x
	9,011	Cost	Cost	99.0% – 100.0%	99.5%
Senior Secured Loans—Second Lien	13,593	Market Comparables	Market Yield (%)	10.0% – 14.5%	11.9%
	4,258	Cost	Cost	98.5% – 98.5%	98.5%
Senior Secured Bonds	4,311	Market Comparables	Market Yield (%)	8.2% – 10.3%	9.4%
Subordinated Debt	7	Market Comparables	EBITDA Multiples (x)	9.6x – 10.1x	9.9x
Equity/Other	10,277	Market Comparables	EBITDA Multiples (x)	5.5x – 14.3x	7.4x
	64	Option Valuation Model	Volatility (%)	30.0% – 30.0%	30.0%
	104	Cost	Cost	100.0% – 100.0%	100.0%
Total	$173,154
Total Return Swap	$(4,689)	Market Quotes	Indicative Dealer Quotes	75.9% – 100.0%	93.6%
Type of Investment	Fair Value at December 31, 2017	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$118,198	Market Comparables	Market Yield (%)	8.0% – 12.0%	9.2%
	19,539	Market Quotes	Indicative Dealer Quotes	97.7% – 101.5%	99.6%
Senior Secured Loans—Second Lien	6,790	Market Comparables	Market Yield (%)	8.3% – 11.7%	10.5%
	28,630	Market Quotes	Indicative Dealer Quotes	99.8% – 103.3%	101.3%

Senior Secured Bonds	4,382	Market Comparables	Market Yield (%)	7.7% – 10.2%	8.9%
Subordinated Debt	15,814	Market Quotes	Indicative Dealer Quotes	95.5% – 100.6%	98.0%
	11	Market Comparables	EBITDA Multiples (x)	10.5x – 11.0x	10.8x
Equity/Other	71,521	Market Quotes	Indicative Dealer Quotes	91.1% – 108.5%	101.2%
	2,285	Market Comparables	EBITDA Multiples (x)	5.5x – 23.5x	9.5x
		Option Valuation Model	Volatility (%)	30.0% – 30.0%	30.0%
Total	$267,170
Total Return Swap	$868	Market Quotes	Indicative Dealer Quotes	58.3% – 101.5%	97.4%

(1)
Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services, with the exception of investments in the Total Return Swap, which were valued by using the bid price from dealers on the date of the relevant period end. Investments valued using an EBITDA multiple or a revenue multiple pursuant to the market comparables valuation technique may be conducted using an enterprise valuation waterfall analysis. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2018 and 2017:
	As of December 31, 2018
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage	L+1.25%	$35,000	$15,000	September 27, 2019(2)
Citibank Total Return Swap	Total Return Swap	L+1.60%	$171,065	$3,935	N/A(3)
	As of December 31, 2017
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage	L+1.25%	$19,900	$30,100	September 27, 2018(2)
Citibank Total Return Swap	Total Return Swap	L+1.60%	$151,866	$23,134	N/A(3)

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
As described below, this facility generally is terminable upon 270 days’ notice by either party. As of December 31, 2018 and 2017, neither party to the facility had provided notice of its intent to terminate the facility.

(3)
The TRS may be terminated by Cheltenham Funding at any time, subject to payment of an early termination fee if prior to the date 30 days before the Citibank Optional Termination Date, or by Citibank on or after the Citibank Optional Termination Date, in each case, in whole or in part, upon prior written notice to the other party.

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
Broomall Funding may terminate the committed facility agreement upon 270 days’ notice. Absent a default or facility termination event (or the ratings decline described in the following sentence), BNPP is required to provide Broomall Funding with 270 days’ notice prior to terminating or materially amending the committed facility agreement. The BNP Facility will automatically terminate if BNP Paribas’ long-term credit rating declines three or more notches below its highest rating by any of Standard & Poor’s Financial Services LLC, or S&P, Moody’s Investors Service, Inc., or Moody’s, or Fitch Ratings, Inc., during the period commencing on the closing date of the committed facility agreement and ending on the date of such long-term credit rating decline.
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
The Company incurred costs in connection with obtaining the facility, which the Company recorded as deferred financing costs on the Company’s consolidated balance sheets and amortized to interest expense over the life of the facility. As of December 31, 2018, all of such deferred financing costs had been amortized to interest expense.
For the years ended December 31, 2018 and 2017, the components of total interest expense for the BNP Facility were as follows:
	Year Ended December 31,
	2018			2017
Arrangement(1)	Interest Expense	Amortization of Deferred Financing Costs	Total Interest Expense	Interest Expense	Amortization of Deferred Financing Costs	Total Interest Expense
BNP Facility(2)	$825	—	$825	$625	$75	$700

(1)
Borrowings of the Company’s wholly-owned financing subsidiary are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)
Interest expense includes the effect of non-usage fees, administration fees and make-whole fees, if any.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2018 were $14,519 and 5.68%, respectively. As of December 31, 2018, the Company’s effective interest rate on borrowings was 4.48%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2017 were $20,178 and 3.84%, respectively. As of December 31, 2017, the Company’s effective interest rate on borrowings was 3.79%.
Citibank Total Return Swap
Counterparty	Description	Termination Date	Value
Citibank	A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate.	Citibank may terminate the TRS on or after the Citibank Optional Termination Date, unless certain specified events permit Citibank to terminate the TRS on an earlier date. Cheltenham Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank, subject to an early termination fee if prior to the date 30 days before the Citibank Optional Termination Date.	$(4,689)
On January 19, 2016, the Company’s wholly-owned financing subsidiary, Cheltenham Funding, entered into a TRS for a portfolio of primarily senior secured floating rate loans with Citibank, which has subsequently been amended. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

than are offered through more traditional borrowing arrangements. The TRS with Citibank enables the Company, through its ownership of Cheltenham Funding, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Cheltenham Funding borrowing funds to acquire loans and incurring interest expense to a lender.
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
Under the terms of the TRS, Cheltenham Funding may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying loans below a specified amount. The amount of collateral required to be posted by Cheltenham Funding is determined primarily on the basis of the aggregate value of the underlying loans. The terms of the TRS with Citibank, the counter-party, incorporate a master netting arrangement. If Cheltenham Funding enters into another derivative with the counter-party, it could be offset with the TRS. As of December 31, 2018 and 2017, there were no other contracts to offset the TRS.
Except as required under the Guarantee, the Company has no contractual obligation to post any such additional collateral (as described above) or to make any interest payments to Citibank. When the Guarantee is no longer in effect and payment thereunder to satisfy Cheltenham Funding’s obligations is no longer required, the Company may, but is not obligated to, increase its equity investment in Cheltenham Funding for the purpose of funding any additional collateral or payment obligations for which Cheltenham Funding may become obligated during the term of the TRS. If the Company does not make any such additional investment in Cheltenham Funding and Cheltenham Funding fails to meet its obligations under the TRS, then Citibank will have the right to terminate the TRS and seize the cash collateral posted by Cheltenham Funding under the TRS. In the event of an early termination of the TRS prior to the date

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

30 days before the Citibank Optional Termination Date, Cheltenham Funding would be required to pay an early termination fee. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Cheltenham Funding to Citibank for the period from the termination date through and including the Citibank Optional Termination Date. Such monthly payments will equal the product of  (x) 85%, multiplied by (y) the maximum notional amount of the TRS ($175,000 as of December 31, 2018), multiplied by (z) 1.60% or 1.50% per annum, as applicable.
Cheltenham Funding will be required to pay an early termination fee to Citibank if it elects to terminate the TRS at any time before 30 days prior to the Citibank Optional Termination Date. Other than during the first 90 days and last 30 days of the term of the TRS, Cheltenham Funding is required to pay a minimum usage fee if less than 85% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 85% but less than 100% of the maximum notional amount of the TRS is utilized.
As of December 31, 2018 and 2017, the fair value of the TRS was $(4,689) and $868, respectively, which is reflected in the Company’s consolidated balance sheets as unrealized appreciation on total return swap. As of December 31, 2018 and 2017, the receivable due on the TRS was $532 and $795, respectively, which is reflected in the Company’s consolidated balance sheets as a receivable due on total return swap. As of December 31, 2018 and 2017, the Company posted $67,529 and $70,500, respectively, in cash collateral held by Citibank (of which only $64,991 and $57,806, respectively, was required to be posted). The cash collateral held by Citibank is reflected in the Company’s consolidated balance sheets as due from counterparty. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation (depreciation) outstanding on the consolidated balance sheets as of December 31, 2018 and 2017.
For the years ended December 31, 2018, 2017 and 2016, transactions in the TRS resulted in net realized gain (loss) on the total return swap of  $5,137, $10,873 and $4,791 respectively, and net change unrealized appreciation (depreciation) on the total return swap and $(5,557), (1,554) and $2,422, respectively, which are reflected in the Company’s consolidated statements of operations.
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

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The following is a summary of the underlying loans subject to the TRS as of December 31, 2018:
Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Access CIG LLC	Software & Services	L+775		2/27/26	$411	$398	$(13)
Accuride Corp	Capital Goods	L+525	1.0%	11/17/23	3,327	3,342	15
Advantage Sales & Marketing Inc	Commercial & Professional Services	L+325	1.0%	7/23/21	4,477	4,138	(339)
Advantage Sales & Marketing Inc	Commercial & Professional Services	L+650	1.0%	7/25/22	739	648	(91)
Aleris International Inc	Materials	L+475		2/27/23	491	490	(1)
American Bath Group LLC	Capital Goods	L+975	1.0%	9/30/24	2,760	2,970	210
ATX Networks Corp(3)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	6,345	6,219	(126)
Belk Inc	Retailing	L+475		12/12/22	6,008	5,572	(436)
Caprock Midstream LLC	Energy	L+475		11/3/25	1,811	1,710	(101)
CDS US Intermediate Holdings Inc(3)	Media	L+825	1.0%	7/10/23	3,238	2,632	(606)
Centric Group LLC(4)	Retailing	L+800		2/1/24	7,772	7,668	(104)
CSM Bakery Products	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	1,545	1,468	(77)
Dayton Superior Corp	Materials	L+800, 6.0% PIK (6.0% Max PIK)	1.0%	11/15/21	3,697	3,223	(474)
Diamond Resorts International Inc	Consumer Services	L+375	1.0%	9/2/23	7,530	7,135	(395)
Distribution International Inc	Retailing	L+500	1.0%	12/15/21	991	910	(81)
Eagleclaw Midstream Ventures LLC	Energy	L+425	1.0%	6/24/24	3,339	3,266	(73)
EIF Van Hook Holdings LLC	Energy	L+525		9/5/24	2,213	2,181	(32)
Foresight Energy LLC(3)	Materials	L+575	1.0%	3/28/22	3,352	3,285	(67)
Grocery Outlet Inc	Food & Staples Retailing	L+725		10/22/26	693	688	(5)
Gulf Finance LLC	Energy	L+525	1.0%	8/25/23	4,547	3,556	(991)
Ivanti Software Inc	Software & Services	L+425		1/20/24	2,494	2,428	(66)
JC Penney Corp Inc(3)	Retailing	L+425	1.0%	6/23/23	415	371	(44)
Jo-Ann Stores Inc	Retailing	L+500	1.0%	10/20/23	1,954	1,873	(81)
Jostens Inc	Consumer Services	L+550		12/19/25	1,088	1,089	1
Koosharem LLC	Commercial & Professional Services	L+450	1.0%	4/18/25	538	519	(19)
LBM Borrower LLC	Capital Goods	L+375	1.0%	8/20/22	8,475	7,905	(570)
LBM Borrower LLC(4)	Capital Goods	L+925		8/20/23	5,808	5,820	12
LD Intermediate Holdings Inc	Software & Services	L+588	1.0%	12/9/22	6,840	6,802	(38)
MedAssets Inc	Health Care Equipment & Services	L+450	1.0%	10/20/22	5,605	5,413	(192)
Mitel US Holdings Inc	Technology Hardware & Equipment	L+450		11/30/25	1,649	1,598	(51)
Monitronics International Inc(3)	Commercial & Professional Services	L+550		9/30/22	1,133	1,038	(95)
NaviHealth Inc.	Health Care Equipment & Services	L+500		8/1/25	4,412	4,348	(64)
OPE Inmar Acquisition Inc	Software & Services	L+800		5/1/25	6,895	6,878	(17)
P2 Energy Solutions, Inc.	Energy	L+400	1.3%	10/30/20	2,400	2,458	58
P2 Energy Solutions, Inc.	Energy	L+800	1.0%	4/30/21	1,309	1,425	116
Paradigm Acquisition Corp	Health Care Equipment & Services	L+750		10/26/26	488	489	1
Peak 10 Holding Corp	Telecommunication Services	L+325	1.0%	8/1/24	2,550	2,488	(62)
Peak 10 Holding Corp	Telecommunication Services	L+725		8/1/25	4,582	4,125	(457)
PF Chang’s China Bistro Inc	Consumer Services	L+500	1.0%	9/1/22	3,333	3,326	(7)
Savers Inc	Retailing	L+375	1.3%	7/9/19	553	530	(23)
Sequa Corp	Materials	L+500	1.0%	11/28/21	5,569	5,378	(191)
Sequa Corp	Materials	L+900	1.0%	4/28/22	2,270	2,159	(111)
SI Group Inc	Materials	L+475		10/15/25	861	859	(2)
SIRVA Worldwide Inc	Commercial & Professional Services	L+550		8/2/25	837	831	(6)
SIRVA Worldwide Inc	Commercial & Professional Services	L+950		8/2/26	706	649	(57)
SMG/PA	Consumer Services	L+700		1/23/26	1,124	1,093	(31)
Sorenson Communications LLC	Telecommunication Services	L+575	2.3%	4/30/20	9,924	9,887	(37)
Strike LLC	Energy	L+800	1.0%	11/30/22	2,771	2,849	78

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Sutherland Global Services Inc(3)	Software & Services	L+538	1.0%	4/23/21	$799	$782	$(17)
Sutherland Global Services Inc(3)	Software & Services	L+538	1.0%	4/23/21	3,434	3,358	(76)
Team Health Inc	Health Care Equipment & Services	L+275	1.0%	2/6/24	22	21	(1)
Vivint Inc	Commercial & Professional Services	L+500		4/1/24	5,673	5,523	(150)
Westbridge Technologies Inc(4)	Technology Hardware & Equipment	L+850	1.0%	4/28/23	4,655	4,738	83
WireCo WorldGroup Inc	Capital Goods	L+900	1.0%	9/30/24	1,586	1,562	(24)
York Risk Services Group Inc(4)	Insurance	L+375	1.0%	10/1/21	3,027	2,844	(183)
Total					$171,065	$164,955	(6,110)
Total TRS Accrued Income and Liabilities:							1,421
Total TRS Fair Value:							$(4,689)

The following is a summary of the underlying loans subject to the TRS as of December 31, 2017:
Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
American Bath Group, LLC(4)	Capital Goods	L+525	1.0%	9/30/23	$3,792	$3,978	$186
American Bath Group, LLC	Capital Goods	L+975	1.0%	9/30/24	2,760	2,993	233
ATX Networks Corp.(3)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	6,617	6,737	120
Avaya Inc.	Technology Hardware & Equipment	L+475	1.0%	12/15/24	9,900	9,829	(71)
CDS U.S. Intermediate Holdings, Inc.(3)	Media	L+825	1.0%	7/10/23	3,238	3,196	(42)
Dayton Superior Corp.	Materials	L+800	1.0%	11/15/21	3,734	3,234	(500)
Diamond Resorts International, Inc.	Consumer Services	L+450	1.0%	9/2/23	6,740	6,958	218
Elo Touch Solutions, Inc.	Technology Hardware & Equipment	L+600	1.0%	10/25/23	3,168	3,192	24
FullBeauty Brands Holdings Corp.	Consumer Durables & Apparel	L+475	1.0%	10/14/22	4,619	2,832	(1,787)
Gulf Finance, LLC	Energy	L+525	1.0%	8/25/23	4,718	4,356	(362)
Inmar, Inc.	Software & Services	L+800	1.0%	5/1/25	6,895	7,000	105
Interior Logic Group, Inc.	Capital Goods	L+600	1.0%	3/1/24	6,669	6,901	232
Ivanti Software, Inc.	Software & Services	L+425	1.0%	1/20/24	2,518	2,401	(117)
LBM Borrower, LLC	Capital Goods	L+450	1.0%	8/20/22	8,565	8,691	126
LBM Borrower, LLC(4)	Capital Goods	L+925	1.0%	8/20/23	2,876	2,994	118
LD Intermediate Holdings, Inc.	Software & Services	L+588	1.0%	12/9/22	7,020	6,949	(71)
MORSCO, Inc.	Capital Goods	L+700	1.0%	10/31/23	3,042	3,208	166
nThrive, Inc.	Health Care Equipment & Services	L+450	1.0%	10/19/22	5,663	5,749	86
P.F. Chang’s China Bistro, Inc.	Consumer Services	L+500	1.0%	9/1/22	7,257	7,026	(231)

P2 Upstream Acquisition Co.	Energy	L+400	1.3%	10/30/20	2,437	2,532	95
P2 Upstream Acquisition Co.	Energy	L+800	1.0%	4/30/21	1,309	1,365	56
Peak 10 Holding Corp.	Software & Services	L+725	1.0%	8/1/25	4,582	4,646	64
Quest Software US Holdings Inc.	Software & Services	L+550	1.0%	10/31/22	9,121	9,303	182
Specialty Building Products Holdings, LLC	Capital Goods	L+600	1.0%	10/26/23	6,443	6,677	234
Strike, LLC	Energy	L+800	1.0%	11/30/22	2,925	3,045	120
ThermaSys Corp.	Capital Goods	L+400	1.3%	5/3/19	3,335	3,273	(62)
TKC Holdings, Inc.(4)	Retailing	L+800	1.0%	2/1/24	7,771	7,850	79
TravelCLICK, Inc.(4)	Software & Services	L+775	1.0%	11/6/21	4,070	4,218	148
Westbridge Technologies, Inc.(4)	Software & Services	L+850	1.0%	4/28/23	4,839	4,876	37
WP CPP Holdings, LLC	Capital Goods	L+775	1.0%	4/30/21	2,184	2,323	139
York Risk Services Holding Corp.(4)	Insurance	L+375	1.0%	10/1/21	3,059	3,016	(43)
Total					$151,866	$151,348	(518)
Total TRS Accrued Income and Liabilities:							1,386
Total TRS Fair Value:							$868

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

(1)
Loan may be an obligation of one or more entities affiliated with the named company.

(2)
The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2018 and 2017, three-month LIBOR was 2.81% and 1.69%, respectively.

(3)
The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

(4)
Security is also held directly by the Company or one of its wholly-owned subsidiaries as of December 31, 2018 and/or 2017.

Note 9. Commitments and Contingencies
The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. The Advisor has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.
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
See Note 6 for a discussion of the Company’s unfunded commitments.
Note 10. Senior Securities Asset Coverage
Information about the Company’s senior securities is shown in the table below for years ended December 31, 2018, 2017 and 2016:
Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4) (Exclude Bank Loans)
2016	$70,077	3.31	—	N/A
2017	$113,960	4.08	—	N/A
2018	$141,074	3.35	—	N/A
__________________________
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

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the years ended December 31, 2018 and 2017 and the period from January 6, 2016 (Commencement of Operations) through December 31, 2016:
	Year Ended December 31,		Period from January 6, 2016 (Commencement of Operations) through December 31, 2016
	2018	2017
Per Share Data:(1)
Net asset value, beginning of year	$11.12	$10.96	$10.28
Results of operations(2)
Net investment income (loss)	0.48	0.25	(0.26)
Net realized and unrealized appreciation (depreciation) on investments and total return swap	(0.40)	0.58	1.43
Net increase (decrease) in net assets resulting from operations	0.08	0.83	1.17
Stockholder distributions(3)
Distributions from net investment income	(0.69)	(0.65)	(0.48)
Distributions from net realized gain on investments	(0.01)	(0.09)	(0.16)
Net decrease in net assets resulting from stockholder distributions	(0.70)	(0.74)	(0.64)
Capital share transactions
Issuance of common stock(4)	0.01	0.07	0.15
Repurchases of common stock(5)	—	—	—
Net increase in net assets resulting from capital share transactions	0.01	0.07	0.15
Net asset value, end of year	$10.51	$11.12	$10.96
Shares outstanding, end of year	31,584,470	31,614,476	14,782,671
Total return(6)	0.60%	8.34%	13.20%
Total return (without assuming reinvestment of distributions)(6)	0.81%	8.21%	12.84%
Ratio/Supplemental Data:
Net assets, end of year	$331,938	$351,537	$161,996
Ratio of net investment income (loss) to average net assets(7)	4.36%	2.32%	(2.43)%
Ratio of total operating expenses to average net assets(7)	3.80%	5.27%	7.74%
Ratio of net operating expenses to average net assets(7)	3.72%	5.26%	6.82%
Portfolio turnover(8)	32.71%	38.13%	318.21%
Total amount of senior securities outstanding, exclusive of treasury securities	$141,074	$113,960	$70,077
Asset coverage per unit(9)	3.35	4.08	3.31

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

(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios applicable to the period from January 6, 2016 (Commencement of Operations) through December 31, 2016 are not annualized. The following is a schedule of supplemental ratios for the years ended December 31, 2018 and 2017 and for the period from January 6, 2016 (Commencement of Operations) through December 31, 2016:

	Year Ended December 31,		Period from January 6, 2016 (Commencement of Operations) through December 31, 2016
	2018	2017
Ratio of subordinated income incentive fees to average net assets	0.43%	—	—
Ratio of accrued capital gains incentive fees to average net assets	(0.50)%	0.44%	1.80%
Ratio of offering costs to average net assets	—	0.53%	1.21%
Ratio of interest expense to average net assets	0.24%	0.26%	—
Ratio of excise taxes to average net assets	0.10%	0.06%	0.06%
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

FS Investment Corporation IV
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 12. Selected Quarterly Financial Data (Unaudited)
The following are the quarterly results of operations for the years ended December 31, 2018 and 2017. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.
	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Investment income	$7,855	$6,949	$6,837	$6,413
Net expenses	3,343	3,246	3,830	2,500
Net investment income	4,512	3,703	3,007	3,913
Realized and unrealized gain (loss)	(13,831)	2,304	870	(1,800)
Net increase (decrease) in net assets resulting from operations	$(9,319)	$6,007	$3,877	$2,113
Per share information—basic and diluted
Net investment income	$0.14	$0.12	$0.10	$0.12
Net increase (decrease) in net assets resulting from operations	$(0.30)	$0.19	$0.12	$0.07
Weighted average shares outstanding	31,454,883	31,618,771	31,649,628	31,707,046

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Investment income	$6,917	$5,412	$4,382	$3,359
Operating expenses
Operating expenses	3,318	3,433	3,590	2,914
Add: Expense recoupment to sponsor	—	—	—	666
Total operating expenses	3,318	3,433	3,590	3,580
Net investment income (loss)	3,599	1,979	792	(221)
Realized and unrealized gain (loss)	1,134	4,348	3,393	5,116
Net increase (decrease) in net assets resulting from operations	$4,733	$6,327	$4,185	$4,895
Per share information—basic and diluted
Net investment income (loss)	$0.12	$0.07	$0.04	$(0.01)
Net increase (decrease) in net assets resulting from operations	$0.15	$0.24	$0.19	$0.28
Weighted average shares outstanding	30,548,496	26,648,343	21,946,297	17,319,387

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2018 and 2017. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

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
As required by Exchange Act Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.
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

Attestation Report of the Registered Public Accounting Firm
Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 79.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31 2018, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.
Other Information.

None.

PART III
We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.
Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 11.
Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 13.
Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14.
Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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
The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:
3.1
Articles of Amendment and Restatement of FS Investment Corporation IV (Incorporated by reference to Exhibit (a)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).

3.2
Bylaws of FS Investment Corporation IV (Incorporated by reference to Exhibit (b) to Pre-Effective Amendment No. 2 to FS Investment Corporation IV’’s registration statement on Form N-2 (File No. 333-204239) filed on September 14, 2015).

4.1
Form of Subscription Agreement (Incorporated by reference to Appendix A filed with FS Investment Corporation IV’’s final prospectus filed on April 28, 2017 with the Securities and Exchange Commission pursuant to Rule 497 of the Securities Act of 1933, as amended).

4.2
Distribution Reinvestment Plan of FS Investment Corporation IV (Incorporated by reference to Exhibit (e) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).

4.3
Amended and Restated Distribution Reinvestment Plan of FS Investment Corporation IV. (Incorporated by reference to Exhibit 4.1 to FS Investment Corporation IV’’s Current Report on Form 8-K filed on October 13, 2017.)

10.1
Investment Advisory and Administrative Services Agreement, dated as of September 21, 2015, by and between FS Investment Corporation IV and FSIC IV Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015.)

10.2
Investment Sub-Advisory Agreement, dated as of September 21, 2015, by and between FSIC IV Advisor, LLC and GSO/Blackstone Debt Funds Management LLC (Incorporated by reference to Exhibit (g)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).

10.3
Investment Advisory and Administrative Services Agreement, dated as of April 9, 2018, by and between FS Investment Corporation IV and FS/KKR Advisor, LLC (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’’s Current Report on Form 8-K filed on April 9, 2018).

10.4
Amended and Restated Dealer Manager Agreement, dated as of November 11, 2015, by and among FS Investment Corporation IV, FSIC IV Advisor, LLC and FS2 Capital Partners, LLC (Incorporated by reference to exhibit (h)(1) to Post-Effective Amendment No. 2 to FS Investment Corporation IV’’s registration statement on Form N-2 (File No. 333-204239) filed on November 12, 2015).

10.5	Second Amended and Restated Dealer Manager Agreement, dated as of January 25, 2017, by and among the Registrant, FSIC IV Advisor, LLC and FS Investment Solutions, LLC (Incorporated by reference to exhibit (h)(1) to Post-Effective Amendment No. 7 to FS Investment Corporation IV’’s registration statement on Form N-2 (File No. 333-204239) filed on February 2, 2017).
10.6
Form of Selected Dealer Agreement. (Incorporated by reference to Exhibit (h)(2) to Post-Effective Amendment No. 7 to FS Investment Corporation IV’’s registration statement on Form N-2 (File No. 333-204239) filed on February 2, 2017).

10.7
Custodian Agreement, by and between FS Investment Corporation IV and State Street Bank and Trust Company (Incorporated by reference to Exhibit (j) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).

10.8	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of October 9, 2015, by and between FS Investment Corporation IV and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit (k)(2) to Post-Effective Amendment No. 1 to FS Investment Corporation IV’’s registration statement on Form N-2 (File No. 333-204239) filed on October 9, 2015).
10.9	Expense Support and Conditional Reimbursement Agreement, dated as of April 9, 2018, by and between FS Investment Corporation IV and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’’s Current Report on Form 8-K filed on April 9, 2018)
10.10	Amended and Restated Distribution Plan (Incorporated by reference to Exhibit (k)(3) filed with Post-Effective Amendment No. 7 to FS Investment Corporation IV’’s registration statement on Form N-2 (File No. 333-204239) filed on February 2, 2017).
10.11	Amended and Restated Class Shares Plan (Incorporated by reference to Exhibit (k)(4) to Post-Effective Amendment No. 7 to FS Investment Corporation IV’’s registration statement on Form N-2 (File No. 333-204239) filed on February 2, 2017).
10.12	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’’s Current Report on Form 8-K filed on January 22, 2016).
10.13	Amended and Restated Paragraph 13 of the Credit Support Annex, dated as of September 5, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit (k)(6) to Post-Effective Amendment No. 9 to FS Investment Corporation IV’’s registration statement on Form N-2 (File No. 333-204239) filed on October 18, 2017).
10.14	Confirmation Letter Agreement, dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’’s Current Report on Form 8-K filed on January 22, 2016).
10.15	Amended and Restated Confirmation Letter Agreement, dated as of April 12, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’’s Current Report on Form 8-K filed on April 14, 2016).
10.16	Second Amended and Restated Confirmation Letter Agreement, effective as of June 3, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’’s Current Report on Form 8-K filed on June 8, 2016).
10.17	Third Amended and Restated Confirmation Letter Agreement, effective as of June 30, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’’s Current Report on Form 8-K filed on June 13, 2016).
10.18	Fourth Amended and Restated Confirmation Letter Agreement, effective as of January 19, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’’s Current Report on Form 8-K filed on February 1, 2017).
10.19	Fifth Amended and Restated Confirmation Letter Agreement, effective as of July 19, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’’s Current Report on Form 8-K filed on July 24, 2017).
10.20	Sixth Amended and Restated Confirmation Letter Agreement, effective as of September 5, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit (k)(13) to Post-Effective Amendment No. 9 to FS Investment Corporation IV’’s registration statement on Form N-2 (File No. 333-204239) filed on October 18, 2017).
10.21	Seventh Amended and Restated Confirmation Letter Agreement, effective as of January 19, 2018, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’’s Current Report on Form 8-K filed on January 23, 2018).

10.22	Eighth Amended and Restated Confirmation Letter Agreement, effective as of July 19, 2018, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’’s Current Report on Form 8-K filed on July 24, 2018).
10.23	Ninth Amended and Restated Confirmation Letter Agreement, effective as of January 19, 2019, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’’s Current Report on Form 8-K filed on January 22, 2019).
10.24	Guarantee, dated as of January 19, 2016, by FS Investment Corporation IV in favor of Citibank, N.A.(Incorporated by reference to Exhibit 10.4 to FS Investment Corporation IV’’s Current Report on Form 8-K filed on January 22, 2016).
10.25	Committed Facility Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’’s Current Report on Form 8-K filed on February 15, 2017).
10.26	U.S. PB Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd., on behalf of itself and as agent for the BNPP Entities (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’’s Current Report on Form 8-K filed on February 15, 2017).
10.27	First Amendment Agreement, dated as of May 29, 2018, to the Committed Facility Agreement, dated as of March 1, 2017, between BNP Paribas Prime Brokerage International, Ltd. and Broomall Funding LLC (Incorporated by reference to Exhibit 10.32 to FS Investment Corporation IV’’s Quarterly Report on Form 10-Q filed on August 14, 2018).
10.28*	Second Amendment Agreement, dated as of December 31, 2018, to the Committed Facility Agreement, dated as of March 1, 2017, between BNP Paribas Prime Brokerage International, Ltd. and Broomall Funding LLC.
21.1*	Subsidiaries of the Company.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
FS INVESTMENT CORPORATION IV
Date: March 18, 2019	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: March 18, 2019	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer and Director (Principal Executive Officer)
Date: March 18, 2019	/s/ WILLIAM GOEBEL William Goebel Chief Financial Officer (Principal Accounting and Financial Officer)
Date: March 18, 2019	/s/ BARBARA ADAMS Barbara Adams Director
Date: March 18, 2019	/s/ FREDERICK ARNOLD Frederick Arnold Director
Date: March 18, 2019	/s/ TODD BUILIONE Todd Builione Director
Date: March 18, 2019	/s/ BRIAN R. FORD Brian R. Ford Director
Date: March 18, 2019	/s/ RICHARD GOLDSTEIN Richard Goldstein Director
Date: March 18, 2019	/s/ MICHAEL J. HAGAN Michael J. Hagan Director

Date: March 18, 2019	/s/ JEFFREY K. HARROW Jeffrey K. Harrow Director
Date: March 18, 2019	/s/ JEREL A. HOPKINS Jerel A. Hopkins Director
Date: March 18, 2019	/s/ JAMES H. KROPP James H. Kropp Director