Form 10-Q
period 2019-03-31
FS Investment Corp IV
filed 2019-05-15
CIK 1637417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
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
There were 31,408,672 shares of the registrant’s Class T common stock outstanding as of May 10, 2019.

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements.

FS Investment Corporation IV
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Investments, at fair value (amortized cost—$314,225 and $295,875, respectively)	$311,687	$288,841
Cash	3,832	16,651
Foreign currency, at fair value (cost—$215 and $114, respectively)	212	114
Due from counterparty	62,071	67,529
Receivable for investments sold and repaid	640	29
Income receivable	4,133	3,073
Receivable due on total return swap(1)	2,383	532
Prepaid expenses and other assets	—	17
Total assets	$384,958	$376,786
Liabilities
Unrealized depreciation on total return swap(1)	$3,925	$4,689
Payable for investments purchased	4,988	—
Credit facility payable(1)	32,500	35,000
Stockholder distributions payable	899	933
Distribution fees payable	622	631
Management fees payable	1,415	1,357
Subordinated income incentive fees payable(2)	1,394	903
Administrative services expense payable	173	101
Interest payable(1)	796	374
Directors’ fees payable	24	91
Other accrued expenses and liabilities	505	769
Total liabilities	47,241	44,848
Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.001 par value, 250,000,000 shares authorized, 31,589,690 and 31,584,470 shares issued and outstanding, respectively	32	32
Class I common stock, $0.001 par value, 350,000,000 shares authorized, none issued and outstanding	—	—
Capital in excess of par value	342,193	342,137
Retained earnings (accumulated deficit)	(4,508)	(10,231)
Total stockholders’ equity	337,717	331,938
Total liabilities and stockholders’ equity	$384,958	$376,786
Net asset value per share of common stock at period end	$10.69	$10.51

(1)
See Note 8 for a discussion of the Company’s financing arrangements.

(2)
See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees and capital gains incentive fees.

(3)
See Note 9 for a discussion of the Company’s commitments and contingencies.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Investment income
Interest income	$7,460	$6,089
Paid-in-kind interest income	410	279
Fee income	729	30
Dividend income	—	15
Total investment income	8,599	6,413
Operating expenses
Management fees(1)	1,415	1,857
Subordinated income incentive fees(2)	1,394	—
Capital gains incentive fees(2)	—	(735)
Administrative services expenses	170	78
Stock transfer agent fees	50	50
Accounting and administrative fees	55	51
Interest expense(3)	422	222
Distribution fees	779	621
Directors’ fees	28	284
Other general and administrative expenses	356	304
Operating expenses	4,669	2,732
Management fee waiver(1)	—	(232)
Net expenses	4,669	2,500
Net investment income (loss)	3,930	3,913
Realized and unrealized gain/loss
Net realized gain (loss) on investments	(289)	450
Net realized gain (loss) on total return swap(3)	2,383	2,477
Net realized gain (loss) on foreign currency	(13)	—
Net change in unrealized appreciation (depreciation) on investments	4,496	(4,607)
Net change in unrealized appreciation (depreciation) on total return swap(3)	764	(120)
Net change in unrealized gain (loss) on foreign currency	(3)	—
Total net realized and unrealized gain/loss	7,338	(1,800)
Net increase (decrease) in net assets resulting from operations	$11,268	$2,113
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.36	$0.07
Weighted average shares outstanding	31,458,921	31,707,046

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

FS Investment Corporation IV
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended March 31,
	2019	2018
Operations
Net investment income (loss)	$3,930	$3,913
Net realized gain (loss) on investments and total return swap(1)	2,081	2,927
Net change in unrealized appreciation (depreciation) on investments	4,496	(4,607)
Net change in unrealized appreciation (depreciation) on total return swap(1)	764	(120)
Net change in unrealized gain (loss) on foreign currency	(3)	—
Net increase (decrease) in net assets resulting from operations	11,268	2,113
Stockholder distributions(2)
Distributions to stockholders	(5,545)	(5,247)
Net decrease in net assets resulting from stockholder distributions	(5,545)	(5,247)
Capital share transactions(3)
Reinvestment of stockholder distributions	2,931	3,226
Repurchases of common stock	(2,875)	(1,261)
Net increase in net assets resulting from capital share transactions	56	1,965
Total increase (decrease) in net assets	5,779	(1,169)
Net assets at beginning of period	331,938	351,537
Net assets at end of period	$337,717	$350,368

(1)
See Note 8 for a discussion of the Company’s financing arrangements.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$11,268	$2,113
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(39,645)	(4,706)
Paid-in-kind interest	(410)	(279)
Proceeds from sales and repayments of investments	21,557	12,020
Net realized (gain) loss on investments	289	(450)
Net change in unrealized (appreciation) depreciation on investments	(4,496)	4,607
Net change in unrealized (appreciation) depreciation on total return swap(1)	(764)	120
Accretion of discount	(141)	(123)
(Increase) decrease in due from counterparty	5,458	—
(Increase) decrease in receivable for investments sold and repaid	(611)	(6,664)
(Increase) decrease in income receivable	(1,060)	(1,389)
(Increase) decrease in receivable due on total return swap(1)	(1,851)	101
(Increase) decrease in prepaid expenses and other assets	17	15
Increase (decrease) in payable for investments purchased	4,988	—
Increase (decrease) in distribution fees payable	(9)	(223)
Increase (decrease) in management fees payable	58	29
Increase (decrease) in subordinated income incentive fees payable	491	—
Increase (decrease) in accrued capital gains incentive fees	—	(974)
Increase (decrease) in administrative services expense payable	72	—
Increase (decrease) in interest payable(1)	422	(65)
Increase (decrease) in directors’ fees payable	(67)	174
Increase (decrease) in other accrued expenses and liabilities	(264)	(58)
Net cash provided by (used in) operating activities	(4,698)	4,248
Cash flows from financing activities
Repurchases of common stock	(2,875)	(1,261)
Borrowings under credit facility(1)	12,500	—
Repayments under credit facility(1)	(15,000)	—
Distributions paid	(2,648)	(1,505)
Net cash provided by financing activities	(8,023)	(2,766)
Total increase (decrease) in cash	(12,721)	1,482
Cash and foreign currency at beginning of period	16,765	31,977
Cash and foreign currency at end of period	$4,044	$33,459
Supplemental disclosure
Non-cash purchase of investments	$(341)	$(3,961)
Non-cash sales of investments	$341	$(3,961)
Distributions reinvested	$2,931	$3,226
Excise and state taxes paid	$174	$225

(1)
See Note 8 for a discussion of the Company’s financing arrangements. During the three months ended March 31, 2019 and 2018, the Company paid $0 and $287, respectively, in interest expense on the credit facility.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Schedule of Investments
As of March 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—54.2%
ABB CONCISE Optical Group LLC	(l)	Retailing	L+500	1.0%	6/15/23	$845	$848	$807
Acosta Holdco Inc	(l)	Commercial & Professional Services	L+325	1.0%	9/26/21	2,684	2,016	1,265
Addison Holdings		Commercial & Professional Services	L+675	1.0%	12/29/23	11,945	11,945	12,065
All Systems Holding LLC		Commercial & Professional Services	L+725	1.0%	10/31/23	341	341	344
All Systems Holding LLC		Commercial & Professional Services	L+767	1.0%	10/31/23	3,260	3,260	3,293
American Tire Distributors Inc	(l)	Automobiles & Components	L+600, 1.00% PIK (1.00% Max PIK)	1.0%	9/1/23	272	255	269
American Tire Distributors Inc	(l)	Automobiles & Components	L+750	1.0%	9/2/24	1,726	1,531	1,549
Ammeraal Beltech Holding BV	(g)(l)	Capital Goods	E+375		7/30/25	€1,000	1,157	1,123
Apex Group Limited	(e)(g)	Diversified Financials	L+650		6/15/23	$211	206	180
Apex Group Limited	(g)(h)	Diversified Financials	L+650	1.0%	6/15/25	4,104	4,058	4,011
Apex Group Limited	(e)(g)(h)	Diversified Financials	L+650	1.0%	6/15/25	536	533	524
AVF Parent LLC		Retailing	L+725	1.3%	3/1/24	13,764	13,764	11,940
Borden Dairy Co		Food, Beverage & Tobacco	L+750	1.0%	7/6/23	4,375	4,375	3,971
Conservice LLC		Consumer Services	L+525		11/30/24	2,930	2,902	2,935
Conservice LLC	(e)	Consumer Services	L+525		11/30/24	547	544	535
Constellis Holdings LLC/Constellis Finance Corp		Capital Goods	L+575	1.0%	4/15/22	4,335	4,275	4,287
CSafe Global		Capital Goods	L+725	1.0%	11/1/21	96	96	96
CSafe Global	(e)	Capital Goods	L+725	1.0%	11/1/21	165	165	165
CSafe Global		Capital Goods	L+725	1.0%	10/31/23	2,229	2,229	2,251
Dade Paper and Bag Co Inc		Capital Goods	L+700	1.0%	6/10/24	421	421	405
Dade Paper and Bag Co Inc		Capital Goods	L+750	1.0%	6/10/24	3,302	3,302	3,236
Eagle Family Foods Inc	(e)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	379	375	321
Eagle Family Foods Inc		Food, Beverage & Tobacco	L+650	1.0%	6/14/24	2,507	2,482	2,428
Empire Today LLC		Retailing	L+700	1.0%	11/17/22	2,933	2,932	2,907
FullBeauty Brands Holdings Corp		Retailing	10.00%		6/30/19	185	185	180
FullBeauty Brands Holdings Corp		Retailing	L+900	1.0%	2/7/24	1,080	1,054	1,053
Hudson Technologies Co	(g)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	5,635	5,589	3,987
Icynene Group Ltd		Materials	L+700	1.0%	11/30/24	6,913	6,912	6,705
See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
JSS Holdings Ltd		Capital Goods	L+800, 0.00% PIK (2.50% Max PIK)	1.0%	3/31/23		$9,971	$9,898	$10,270
Kodiak BP LLC		Capital Goods	L+725	1.0%	12/1/24		13,396	13,396	13,112
Lipari Foods LLC		Food & Staples Retailing	L+588	1.0%	1/4/25		11,198	11,110	11,099
Lipari Foods LLC	(e)	Food & Staples Retailing	L+588	1.0%	1/4/25		2,316	2,316	2,296
Murray Energy Corp		Energy	L+900	1.0%	2/12/21		1,000	995	994
North Haven Cadence Buyer Inc	(e)	Consumer Services	L+500	1.0%	9/2/21		188	188	188
North Haven Cadence Buyer Inc		Consumer Services	L+777	1.0%	9/2/22		761	761	752
North Haven Cadence Buyer Inc		Consumer Services	L+798	1.0%	9/2/24		3,656	3,656	3,610
North Haven Cadence Buyer Inc		Consumer Services	L+650	1.0%	9/2/24		1,020	1,020	1,007
North Haven Cadence Buyer Inc	(e)	Consumer Services	L+650	1.0%	9/2/24		21	21	21
PF Chang’s China Bistro Inc	(l)	Consumer Services	L+650		3/1/26		529	523	522
Power Distribution Inc		Capital Goods	L+725	1.3%	1/25/23		4,879	4,879	4,775
Propulsion Acquisition LLC	(l)	Capital Goods	L+600	1.0%	7/13/21		7,436	7,374	7,361
Reliant Rehab Hospital Cincinnati LLC		Health Care Equipment & Services	L+675	1.0%	8/30/24		5,510	5,464	5,434
Safariland LLC		Capital Goods	L+765	1.1%	11/18/23		4,766	4,766	4,307
Savers Inc		Retailing	L+650, 0.75% PIK (0.75% Max PIK)	1.5%	3/28/24	C$	3,945	2,902	2,916
Savers Inc		Retailing	L+650, 0.75% PIK (0.75% Max PIK)	1.5%	3/28/24		$2,841	2,805	2,805
Sequel Youth & Family Services LLC		Health Care Equipment & Services	L+700	1.0%	9/1/23		1,220	1,220	1,231
Sequel Youth & Family Services LLC		Health Care Equipment & Services	L+800		9/1/23		7,000	7,000	7,063
Sorenson Communications LLC	(h)(l)	Telecommunication Services	L+650		3/14/24		5,196	4,988	5,150
SSC (Lux) Limited S.a r.l.	(g)	Health Care Equipment & Services	L+750	1.0%	9/10/24		6,385	6,385	6,435
Tangoe LLC		Software & Services	L+650	1.0%	11/28/25		4,766	4,720	4,706
Trace3 Inc		Software & Services	L+675	1.0%	8/5/24		7,497	7,497	7,497
Virgin Pulse Inc		Software & Services	L+650	1.0%	5/22/25		10,132	10,058	10,001
York Risk Services Group Inc	(l)	Insurance	L+375	1.0%	10/1/21		977	972	919
Total Senior Secured Loans—First Lien								192,666	187,303
Unfunded Loan Commitments								(4,348)	(4,348)
Net Senior Secured Loans—First Lien								188,318	182,955

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—10.2%
Ammeraal Beltech Holding BV	(g)	Capital Goods	L+800		7/27/26	$4,804	$4,712	$4,703
athenahealth Inc		Health Care Equipment & Services	L+850	1.0%	2/11/27	5,990	5,932	6,020
Centric Group LLC	(l)	Retailing	L+800	1.0%	2/1/24	8,500	8,489	8,316
Chisholm Oil & Gas Operating LLC		Energy	L+800	1.0%	3/21/24	6,000	6,000	5,889
LBM Borrower LLC	(l)	Capital Goods	L+925	1.0%	8/20/23	2,427	2,387	2,378
One Call Care Management Inc		Insurance	L+375, 6.00% PIK (6.00% Max PIK)	1.0%	4/11/24	1,407	1,395	1,284
Pure Fishing Inc		Consumer Durables & Apparel	L+838	1.0%	12/31/26	4,301	4,258	4,326
Rise Baking Company		Food, Beverage & Tobacco	L+800	1.0%	8/9/26	1,652	1,637	1,623
Total Senior Secured Loans—Second Lien							34,810	34,539
Other Senior Secured Debt—6.9%
Akzo Nobel Specialty Chemicals	(f)(g)(l)	Materials	8.00%		10/1/26	618	618	623
APTIM Corp	(f)(h)(l)	Diversified Financials	7.75%		6/15/25	7,983	7,983	6,177
Artesyn Embedded Technologies Inc	(f)(l)	Technology Hardware & Equipment	9.75%		10/15/20	482	467	458
Black Swan Energy Ltd	(g)	Energy	9.00%		1/20/24	1,334	1,334	1,321
Genesys Telecommunications Laboratories Inc	(f)(l)	Technology Hardware & Equipment	10.00%		11/30/24	428	471	468
JC Penney Corp Inc	(f)(g)(l)	Retailing	5.65%		6/1/20	38	35	35
JW Aluminum Co	(f)(l)	Materials	10.25%		6/1/26	759	759	787
Lycra	(f)(g)(l)	Consumer Durables & Apparel	7.50%		5/1/25	1,015	1,027	1,002
Numericable-SFR	(f)(g)(l)	Software & Services	8.13%		2/1/27	333	333	337
Pattonair Holdings Ltd	(f)(g)(l)	Capital Goods	9.00%		11/1/22	1,259	1,300	1,282
Ply Gem Holdings Inc	(f)(l)	Capital Goods	8.00%		4/15/26	2,390	2,289	2,147
Velvet Energy Ltd	(g)	Energy	9.00%		10/5/23	3,000	3,000	3,067
Vivint Inc	(f)(l)	Commercial & Professional Services	7.88%		12/1/22	3,471	3,423	3,479
Vivint Inc	(f)(l)	Commercial & Professional Services	7.63%		9/1/23	2,299	2,115	1,962
Total Other Senior Secured Debt							25,154	23,145

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Subordinated Debt—17.4%
All Systems Holding LLC		Commercial & Professional Services	10.00% PIK (10.00% Max PIK)		10/31/22	$7	$7	$7
Ascent Resources Utica Holdings LLC/ARU Finance Corp	(f)(l)	Energy	10.00%		4/1/22	6,500	6,500	7,119
athenahealth Inc, Preferred Stock		Health Care Equipment & Services	L+1,125 PIK (L+1,125 Max PIK)		11/30/25	2,995	2,995	3,029
Avantor Inc	(f)(l)	Pharmaceuticals, Biotechnology & Life Sciences	9.00%		10/1/25	12,500	12,503	13,547
CEC Entertainment Inc	(f)(l)	Consumer Services	8.00%		2/15/22	4,356	4,237	4,031
ClubCorp Club Operations Inc	(f)(l)	Consumer Services	8.50%		9/15/25	3,339	3,225	3,050
Diamond Resorts International Inc	(f)(l)	Consumer Services	10.75%		9/1/24	933	976	885
Hub International Ltd	(f)(l)	Insurance	7.00%		5/1/26	219	213	217
Intelsat Jackson Holdings SA	(f)(g)(l)	Media	5.50%		8/1/23	1,761	1,593	1,565
Ken Garff Automotive LLC	(f)(l)	Retailing	7.50%		8/15/23	1,837	1,852	1,867
LifePoint Hospitals Inc	(f)(l)	Health Care Equipment & Services	9.75%		12/1/26	2,344	2,318	2,435
Quorum Health Corp	(f)(l)	Health Care Equipment & Services	11.63%		4/15/23	735	732	662
SRS Distribution Inc	(f)(l)	Capital Goods	8.25%		7/1/26	3,567	3,517	3,433
Stars Group Holdings BV	(f)(g)(l)	Consumer Services	7.00%		7/15/26	521	521	544
Surgery Partners Holdings LLC	(f)(l)	Health Care Equipment & Services	6.75%		7/1/25	187	179	169
Team Health Inc	(f)(l)	Health Care Equipment & Services	6.38%		2/1/25	2,412	2,126	1,964
Vertiv Group Corp	(f)(l)	Technology Hardware & Equipment	9.25%		10/15/24	5,082	5,021	5,018
Vivint Inc	(f)(l)	Commercial & Professional Services	8.75%		12/1/20	2,327	2,246	2,295
York Risk Services Group Inc	(f)(l)	Insurance	8.50%		10/1/22	8,695	8,346	7,065
Total Subordinated Debt							59,107	58,902

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Equity/Other—3.6%
All Systems Holding LLC, Common Stock		Commercial & Professional Services				4	$39	$55
Altavair NewCo, Private Equity	(g)(j)	Capital Goods				314,950	315	323
ASG Technologies, Warrants	(j)	Software & Services			6/27/22	12,081	344	446
Australis Maritime, Private Equity	(g)(j)	Transportation				104,330	104	104
Chisholm Oil & Gas Operating LLC, Series A Units	(j)(k)	Energy				75,000	75	34
CSafe Global, Common Stock	(j)	Capital Goods				17,400	17	31
Empire Today LLC, Common Stock	(j)	Retailing				14	41	45
FullBeauty Brands Holdings Corp, Common Stock	(j)	Retailing				5,486	26	26
JSS Holdings Ltd, Net Profits Interest	(j)	Capital Goods				4	—	64
JW Aluminum Co, Common Stock	(j)	Materials				41	—	—
JW Aluminum Co, Preferred Stock		Materials	12.50% PIK		11/17/25	1,003	5,193	10,263
North Haven Cadence Buyer Inc, Common Stock	(j)	Consumer Services				208,333	208	354
Power Distribution Inc, Common Stock	(j)	Capital Goods				230,769	231	52
SSC (Lux) Limited S.a r.l., Common Stock	(g)(j)	Health Care Equipment & Services				11,364	227	279
Trace3 Inc, Common Stock	(j)	Software & Services				1,545	16	70
Total Equity/Other							6,836	12,146
TOTAL INVESTMENTS—92.3%							$314,225	311,687
OTHER ASSETS IN EXCESS OF LIABILITIES— 7.7%								26,030
NET ASSETS—100.0%								$337,717

Total Return Swap		Notional Amount	Unrealized Depreciation
Citibank TRS Facility (Note 8)	(g)	$156,659	$(3,925)

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2019, the three-month London Interbank Offered Rate, or LIBOR or “L,” was 2.60% and the Euro Interbank Offered Rate, or EURIBOR, or “E”, was (0.31)%. PIK means paid-in-kind.

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

(g)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2019, 92.0% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 89.8% of the Company’s total assets represented qualifying assets as of March 31, 2019.

(h)
Position or portion thereof unsettled as of March 31, 2019.

(i)
Security was on non-accrual status as of March 31, 2019.

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

FS Investment Corporation IV
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Reliant Rehab Hospital Cincinnati LLC		Health Care Equipment & Services	L+675	1.0%	8/30/24	$5,052	$5,004	$5,037
Safariland LLC		Capital Goods	L+765	1.1%	11/18/23	4,766	4,766	4,271
Sequel Youth & Family Services LLC		Health Care Equipment & Services	L+700	1.0%	9/1/23	1,223	1,223	1,245
Sequel Youth & Family Services LLC		Health Care Equipment & Services	L+800		9/1/23	7,000	7,000	7,125
SSC (Lux) Limited S.a r.l.	(g)	Health Care Equipment & Services	L+750	1.0%	9/10/24	6,385	6,385	6,449
Tangoe LLC		Software & Services	L+650	1.0%	11/28/25	4,778	4,731	4,730
Trace3 Inc		Diversified Financials	L+675	1.0%	8/5/24	7,516	7,516	7,440
Virgin Pulse Inc		Software & Services	L+650	1.0%	5/22/25	10,158	10,081	9,842
Westbridge Technologies Inc	(l)	Technology Hardware & Equipment	L+850	1.0%	4/28/23	2,850	2,805	2,857
York Risk Services Group Inc	(l)	Insurance	L+375	1.0%	10/1/21	980	975	919
Total Senior Secured Loans—First Lien							166,269	162,039
Unfunded Loan Commitments							(2,769)	(2,769)
Net Senior Secured Loans—First Lien							163,500	159,270
Senior Secured Loans—Second Lien—8.6%
Ammeraal Beltech Holding BV	(g)	Capital Goods	L+800		7/27/26	4,804	4,710	4,700
Centric Group LLC	(l)	Retailing	L+800	1.0%	2/1/24	8,500	8,488	8,384
Chisholm Oil & Gas Operating LLC		Energy	L+800	1.0%	3/21/24	6,000	6,000	5,929
LBM Borrower LLC	(l)	Capital Goods	L+925	1.0%	8/20/23	2,427	2,385	2,378
One Call Care Management Inc		Insurance	L+375, 6.0% PIK (6.0% Max PIK)		4/11/24	1,386	1,374	1,327
Pure Fishing Inc		Consumer Durables & Apparel	L+838	1.0%	12/31/26	4,301	4,258	4,258
Rise Baking Company		Food, Beverage & Tobacco	L+800	1.0%	8/9/26	1,652	1,636	1,637
Total Senior Secured Loans—Second Lien							28,851	28,613
Other Senior Secured Debt—8.0%
Akzo Nobel Specialty Chemicals	(f)(g)(l)	Materials	8.0%		10/1/26	618	618	579
APTIM Corp	(f)(l)	Diversified Financials	7.8%		6/15/25	8,783	8,783	6,642
Artesyn Embedded Technologies Inc	(f)(l)	Technology Hardware & Equipment	9.8%		10/15/20	482	465	446
Avantor Inc	(f)(l)	Pharmaceuticals, Biotechnology & Life Sciences	6.0%		10/1/24	1,282	1,282	1,261
Black Swan Energy Ltd	(g)	Energy	9.0%		1/20/24	1,334	1,334	1,287
Boyne USA Inc	(f)(l)	Consumer Services	7.3%		5/1/25	16	17	17
DJO Finance LLC/DJO Finance Corp	(f)(l)	Health Care Equipment & Services	8.1%		6/15/21	2,113	2,128	2,182
Genesys Telecommunications Laboratories Inc	(f)(l)	Technology Hardware & Equipment	10.0%		11/30/24	428	473	450
JC Penney Corp Inc	(f)(g)(l)	Retailing	5.7%		6/1/20	38	35	30
JW Aluminum Co	(l)	Materials	10.3%		6/1/26	759	759	757
Lycra	(f)(g)(l)	Consumer Durables & Apparel	7.5%		5/1/25	1,015	1,027	955
See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Numericable-SFR	(f)(g)(l)	Software & Services	8.1%		2/1/27	$333	$333	$315
Pattonair Holdings Ltd	(f)(g)(l)	Capital Goods	9.0%		11/1/22	1,259	1,302	1,272
Ply Gem Holdings Inc	(f)(l)	Capital Goods	8.0%		4/15/26	2,390	2,286	2,199
Velvet Energy Ltd	(g)	Energy	9.0%		10/5/23	3,000	3,000	3,024
Vivint Inc	(f)(l)	Commercial & Professional Services	7.6%		9/1/23	2,299	2,107	1,881
Vivint Inc	(f)(l)	Commercial & Professional Services	7.9%		12/1/22	3,471	3,420	3,289
Total Other Senior Secured Debt							29,369	26,586
Subordinated Debt—19.3%
All Systems Holding LLC		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	7	7	7
Ascent Resources Utica Holdings LLC/ARU Finance Corp	(f)(l)	Energy	10.0%		4/1/22	6,500	6,500	6,652
Avantor Inc	(f)(l)	Pharmaceuticals, Biotechnology & Life Sciences	9.0%		10/1/25	12,500	12,502	12,508
CEC Entertainment Inc	(f)(l)	Consumer Services	8.0%		2/15/22	7,100	6,805	6,390
ClubCorp Club Operations Inc	(f)(l)	Consumer Services	8.5%		9/15/25	3,339	3,221	3,005
Diamond Resorts International Inc	(f)(l)	Consumer Services	10.8%		9/1/24	933	977	842
Exterran Energy Solutions LP/EES Finance Corp	(f)(g)(l)	Energy	8.1%		5/1/25	2,743	2,743	2,645
Great Lakes Dredge & Dock Corp	(f)(g)(l)	Capital Goods	8.0%		5/15/22	4,105	4,105	4,174
Intelsat Jackson Holdings SA	(f)(g)(l)	Media	5.5%		8/1/23	1,761	1,585	1,549
Ken Garff Automotive LLC	(f)(l)	Retailing	7.5%		8/15/23	1,837	1,852	1,823
LifePoint Hospitals Inc	(f)(l)	Health Care Equipment & Services	9.8%		12/1/26	2,344	2,318	2,233
PF Chang’s China Bistro Inc	(f)(l)	Consumer Services	10.3%		6/30/20	2,633	2,492	2,404
Quorum Health Corp	(f)(l)	Health Care Equipment & Services	11.6%		4/15/23	786	783	749
SRS Distribution Inc	(f)(l)	Capital Goods	8.3%		7/1/26	3,567	3,516	3,282
Stars Group Holdings BV	(f)(g)(l)	Consumer Services	7.0%		7/15/26	521	521	506
Surgery Partners Holdings LLC	(f)(l)	Health Care Equipment & Services	6.8%		7/1/25	416	397	360
Team Health Inc	(f)(l)	Health Care Equipment & Services	6.4%		2/1/25	2,412	2,117	1,969
Vertiv Group Corp	(f)(l)	Technology Hardware & Equipment	9.3%		10/15/24	5,082	5,018	4,523
Vivint Inc	(f)(l)	Commercial & Professional Services	8.8%		12/1/20	2,327	2,236	2,219
York Risk Services Group Inc	(f)(l)	Insurance	8.5%		10/1/22	8,695	8,323	6,087
Total Subordinated Debt							68,018	63,927

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Equity/Other—3.1%
All Systems Holding LLC, Common Stock		Commercial & Professional Services				4	$39	$45
ASG Technologies, Warrants	(j)	Software & Services			6/27/2022	12,081	344	351
Australis Maritime, Private Equity	(g)(j)	Transportation				104,330	104	104
Chisholm Oil & Gas Operating LLC, Series A Units	(j)(k)	Energy				75,000	75	32
CSafe Global, Common Stock	(j)	Capital Goods				17,400	17	24
Empire Today LLC, Common Stock	(j)	Retailing				14	41	40
JSS Holdings Ltd, Net Profits Interest	(j)	Capital Goods				—	—	64
JW Aluminum Co, Common Stock	(j)	Materials				41	—	—
JW Aluminum Co, Preferred Stock		Materials	12.5% PIK		11/17/2025	1,003	4,835	9,039
North Haven Cadence Buyer Inc, Common Equity	(j)	Consumer Services				208,333	208	318
Power Distribution Inc, Common Stock	(j)	Capital Goods				230,769	231	121
SSC (Lux) Limited S.a r.l., Common Stock	(g)(j)	Health Care Equipment & Services				11,364	227	278
Trace3 Inc, Common Stock		Diversified Financials				1,545	16	29
Total Equity/Other							6,137	10,445
TOTAL INVESTMENTS—87.0%							$295,875	288,841
OTHER ASSETS IN EXCESS OF LIABILITIES— 13.0%								43,097
NET ASSETS—100.0%								$331,938

Total Return Swap		Notional Amount	Unrealized Appreciation
Citibank TRS Facility (Note 8)	(g)	$171,065	$(4,689)

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2018, the three-month London Interbank Offered Rate, or LIBOR or “L,” was 2.81% and the Euro Interbank Offered Rate, or EURIBOR, or “E”, was (0.31)%. PIK means paid-in-kind.

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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Investment Corporation IV, or the Company, was incorporated under the general corporation laws of the State of Maryland on February 25, 2015 and formally commenced investment operations on January 6, 2016. In November 2017, the Company closed its continuous public offering of Class T common stock to new investors. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2019, the Company had various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2019. All significant intercompany transactions have been eliminated in consolidation.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The December 31, 2018 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification, or ASC, Topic 946, Financial Services—Investment Companies.

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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three months ended March 31, 2018 and the audited consolidated financial statements as of and for the year ended December 31, 2018 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three months ended March 31, 2019.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the three months ended March 31, 2019, the Company recognized $568 in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
Recent Accounting Pronouncements: In August 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. ASU 2018-13 introduces new fair value disclosure requirements and eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2018-13 on its financial statements.
Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2019 and 2018:
	Three Months Ended March 31,
	2019		2018
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	272,692	$2,931	289,198	$3,226
Share Repurchase Program	(267,472)	(2,875)	(113,036)	(1,261)
Net Proceeds from Share Transactions	5,220	$56	176,162	$1,965

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

During the period from April 1, 2019 to May 10, 2019, the Company issued 88,256 shares of Class T common stock pursuant to its distribution reinvestment plan, or DRP, for gross proceeds of  $949 at an average price per share of  $10.75. For additional information regarding the terms of the DRP, see Note 5.
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
The following table provides information concerning the Company’s repurchases of shares of its common stock pursuant to its share repurchase program during the three months ended March 31, 2019 and 2018:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2018
December 31, 2017	January 10, 2018	113,036	100%	0.36%	$11.1549	$1,261
Fiscal 2019
December 31, 2018	January 11, 2019	267,472	31%	0.85%	$10.7500	$2,875
On April 1, 2019, the Company repurchased 269,274 shares of common stock (representing 30% of the shares of common stock tendered for repurchase and 0.85% of the shares outstanding as of such date) at $10.7500 per share for aggregate consideration totaling $2,895.
Note 4. Related Party Transactions
Compensation of the Investment Advisor
Pursuant to the investment advisory and administrative services agreement, the Advisor is entitled to a base management fee calculated at an annual rate of 1.50% of the average weekly value of the Company’s gross assets (gross assets equal the total assets of the Company as set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears. All or any part of the base management fee not taken as to any quarter will be deferred without interest and may be taken in such other quarter as the Advisor determines. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that the Advisor may be entitled to under the Advisor investment advisory and administrative services agreement.
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
Shares of Class T common stock are subject to annual distribution fees of 1.00% of the estimated value of such shares, as determined in accordance with applicable rules of The Financial Industry Regulatory Authority, Inc., or FINRA. The annual distribution fees is paid by the Company to FS Investment Solutions, LLC, or FS Investment Solutions or the dealer manager, pursuant to a distribution plan adopted by the Company in compliance with Rules 12b-1 and 17d-3 under the 1940 Act, as if those

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

rules applied to the Company. Among other requirements, such plan must be approved annually by a vote of the Company’s board of directors, including the directors who are not “interested persons” as defined in the 1940 Act and have no direct or indirect financial interest in the operation of such plan or in any agreements related to such plan.
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
The annual distribution fees accrue daily commencing upon the initial sale of shares of common stock in the Company’s continuous public offering until an investor reaches the sales charge cap, as defined below. The accruals as of and for the three months ended March 31, 2019 and 2018 reflect amounts beginning with the initial sale of shares of common stock in the Company’s continuous public offering through March 31, 2019 and 2018, respectively. The annual distribution fees are payable with respect to all shares of Class T common stock, other than shares issued under the DRP. The annual distribution fees will terminate for all Class T stockholders upon a liquidity event. In addition, the Company will stop paying the annual distribution fees with respect to any outstanding Class T share when the total underwriting compensation from the upfront selling commissions, dealer manager fees and annual distribution fees attributable to any share equals 7.25% of gross offering proceeds, or the sales charge cap. The sales charge cap applicable to certain shares, including shares sold prior to January 25, 2017, will be reduced by the amount of any upfront sales load that is waived for such shares or to otherwise account for any lower upfront sales load paid by an investor with respect to such shares.
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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses the Company accrued under the FSIC IV Advisor investment advisory and administrative services agreement and the investment advisory and administrative services agreement and fees that FS Investment Solutions received pursuant to the Company’s distribution plan during the three months ended March 31, 2019 and 2018:
Related Party	Source	Description	Three Months Ended March 31,
			2019	2018
FSIC IV Advisor and the Advisor	FSIC IV Advisor Investment Advisory and Administrative Services Agreement and the Investment Advisory and Administrative Services Agreement	Base Management Fees(1)	$1,415	$1,625
FSIC IV Advisor and the Advisor	FSIC IV Advisor Investment Advisory and Administrative Services Agreement and the Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$1,394	—
FSIC IV Advisor and the Advisor	FSIC IV Advisor Investment Advisory and Administrative Services Agreement and the Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fees(3)	—	$(735)
FSIC IV Advisor and the Advisor	FSIC IV Advisor Investment Advisory and Administrative Services Agreement and the Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$170	$78
FS Investment Solutions	Distribution Plan	Distribution Fees(5)	$53	$40

(1)
FSIC IV Advisor contractually agreed, effective February 1, 2017, to permanently waive 0.25% of its base management fee to which it is entitled under the FSIC IV Advisor investment advisory and administrative services agreement so that the fee received equaled 1.75% of the average value of the Company’s weekly gross assets. Under the investment advisory and administrative services agreement, the base management fee is equal to 1.50% of the average value of the Company’s weekly gross assets and the Advisor is not waiving any portion of such fee. As a result, the amount shown for the three months ended March 31, 2018 is net of waivers of  $232. During the three months ended March 31, 2019 and 2018, $1,357 and $1,596, respectively, in base management fees were paid to the Advisor and/or FSIC IV Advisor. As of March 31, 2019, $1,415 in base management fees were payable to the Advisor.

(2)
During the three months ended March 31, 2019 and 2018, $903 and $0, respectively, of subordinated incentive fees on income were paid to the Advisor. As of March 31, 2019, a subordinated incentive fee on income of  $1,394 was payable to the Advisor.

(3)
During the three months ended March 31, 2019, the Company did not accrue capital gains incentive fees based on the performance of its portfolio. During the three months ended March 31, 2018, the Company reversed $735 of capital gains incentive fees previously accrued based on the performance of its portfolio. As of March 31, 2019, the Company did not accrue any capital gains incentive fees. As of December 31, 2018, the Company had reversed $1,742 in capital gains incentive fees previously accrued based on the performance of its portfolio. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. The Company paid did not pay capital gains incentive fees during the three months ended March 31, 2019. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(4)
During the three months ended March 31, 2019 and 2018, $132 and $51, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Advisor or FSIC IV Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broker deal costs were $8 for the three months ended March 31, 2019. The Company paid $98 and $78 in administrative services expenses to the Advisor and FSIC IV Advisor during the three months ended March 31, 2019 and 2018, respectively.

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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

During the three months ended March 31, 2019. the Advisor did not defer the receipt of any base management fees. As of March 31, 2019, there were no deferred base management fees subject to future payment by the Company.
Note 5. Distributions
The following table reflects the cash distributions per share that the Company has declared on its common stock during the three months ended March 31, 2019 and 2018:
	Distribution(1)
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.17452	$5,247
Fiscal 2019
March 31, 2019	$0.17688	$5,545

(1)
Distribution amounts and per share amounts shown are net of annual distribution fees, which began accruing on February 1, 2017. See Note 4 for a discussion regarding annual distribution fees.

The Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On February 19, 2019 and April 30, 2019, the Company’s board of directors declared regular monthly cash distributions for April 2019 through June 2019 and July 2019 through September 2019, respectively, each in the gross amount of  $0.067258 per share. The gross amount declared includes the portion of the annual distribution fee amount, which is an expense of the Company and not paid to stockholders. These distributions, less the annual distribution fee amount, have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of the Company’s common stock pursuant to its DRP, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all. No portion of the distribution paid during the three months ended March 31, 2019 and 2018 was funded through the reimbursement of operating expenses by FS Investments or the Advisor.
The following table reflects the sources of the cash distributions paid to stockholders on a tax basis that the Company has paid on its common stock during the three months ended March 31, 2019 and 2018:
Three Months Ended March 31,
	2019		2018
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	5,545	100%	5,247	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Total	$5,545	100%	$5,247	100%

(1)
During the three months ended March 31, 2019 and 2018, 93.6% and 94.0%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.6% and 1.6%, respectively, was attributable to non-cash accretion of discount and 4.8% and 4.4%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the three months ended March 31, 2019 and 2018 was $6,117 and $4,278, respectively. As of March 31, 2019 and December 31, 2018, the Company had $7,671 and $7,100, respectively, of undistributed net investment income and accumulated undistributed net realized gains on a tax basis.
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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table sets forth a reconciliation between GAAP-basis net investment income (loss) and tax-basis net investment income during the three months ended March 31, 2019 and 2018:
	Three Months Ended March 31,
	2019	2018
GAAP-basis net investment income (loss)	$3,930	$3,913
Reversal of incentive fee accrual on unrealized gains	—	(735)
Reclassification of unamortized original issue discount, amendment fees and prepayment fees	(114)	(20)
Tax-basis net investment income portion of total return swap payments	2,109	1,076
Accretion of discount on total return swap	294	208
Other miscellaneous differences	(102)	(164)
Tax-basis net investment income	$6,117	$4,278

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
As of March 31, 2019 and December 31, 2018, the components of accumulated earnings on a tax basis were as follows:
	March 31, 2019 (Unaudited)	December 31, 2018
Distributable ordinary income (net investment income and short-term capital gains)	$7,671	$5,695
Distributable capital gains (accumulated capital losses)(1)	(3,173)	1,405
Other temporary differences	(871)	(886)
Net unrealized appreciation (depreciation) on investments and total return swap and gain (loss) on foreign currency(2)	(8,109)	(16,445)
Total	$(4,482)	$(10,231)

(1)
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of March 31, 2019, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of  $381 and $2,792, respectively.

(2)
As of March 31, 2019 and December 31, 2018, the gross unrealized appreciation on the Company’s investments and TRS was $12,199 and $8,731, respectively, and the gross unrealized depreciation on the Company’s investments was $20,308 and $25,176, respectively.

The aggregate cost of the Company’s investments, including the accretion of discount on the TRS, for U.S. federal income tax purposes totaled $315,868 and $300,597 as of March 31, 2019 and December 31, 2018, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis, including the TRS, was $(8,109) and $(16,445) as of March 31, 2019 and December 31, 2018, respectively.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2019 and December 31, 2018:
	March 31, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$188,318	$182,955	59%	$163,500	$159,270	55%
Senior Secured Loans—Second Lien	34,810	34,539	11%	28,851	28,613	10%
Other Senior Secured Debt	25,154	23,145	7%	29,369	26,586	9%
Subordinated Debt	59,107	58,902	19%	68,018	63,927	22%
Equity/Other	6,836	12,146	4%	6,137	10,445	4%
Total	$314,225	$311,687	100%	$295,875	$288,841	100%

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2019 and December 31, 2018 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8. The investments underlying the TRS had a notional amount and market value of  $156,659 and $151,438, respectively as of March 31, 2019 and $171,065 and $164,955, respectively, as of December 31, 2018.
	March 31, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$304,597	$294,980	64%	$294,702	$285,678	63%
Senior Secured Loans—Second Lien	75,190	73,952	16%	68,714	67,160	15%
Other Senior Secured Debt	25,154	23,145	5%	29,369	26,586	6%
Subordinated Debt	59,107	58,902	13%	68,018	63,927	14%
Equity/Other	6,836	12,146	2%	6,137	10,445	2%
Total	$470,884	$463,125	100%	$466,940	$453,796	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of March 31, 2019 and December 31, 2018, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2019, the Company had eight unfunded debt investments with aggregate unfunded commitments of  $4,348. As of December 31, 2018, the Company had seven unfunded debt investments with aggregate unfunded commitments of  $2,769. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of March 31, 2019 and audited consolidated schedule of investments as of December 31, 2018.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2019 and December 31, 2018:
	March 31, 2019 (Unaudited)		December 31, 2018
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$1,818	0%	$1,680	1%
Capital Goods	65,636	21%	70,327	24%
Commercial & Professional Services	28,752	9%	28,756	10%
Consumer Durables & Apparel	5,328	2%	5,213	2%
Consumer Services	17,681	6%	18,140	6%
Diversified Financials	10,153	3%	15,657	5%
Energy	18,424	6%	20,565	7%
Food & Staples Retailing	11,079	4%	—	—
Food, Beverage & Tobacco	7,968	3%	8,038	3%
Health Care Equipment & Services	34,721	11%	27,627	9%
Insurance	9,485	3%	8,333	3%
Materials	18,378	6%	17,114	6%
Media	1,565	0%	1,549	1%
Pharmaceuticals, Biotechnology & Life Sciences	13,547	4%	13,769	5%
Retailing	32,897	11%	28,455	10%
Software & Services	23,057	7%	15,238	5%
Technology Hardware & Equipment	5,944	2%	8,276	3%
Telecommunication Services	5,150	2%	—	0%
Transportation	104	0%	104	0%
Total	$311,687	100%	$288,841	100%

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
As of March 31, 2019 and December 31, 2018, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:
Valuation Inputs	March 31, 2019 (Unaudited)		December 31, 2018
	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	104,282	—	115,687	—
Level 3—Significant unobservable inputs	207,405	(3,925)	173,154	(4,689)
Total	$311,687	$(3,925)	$288,841	$(4,689)

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
The following is a reconciliation for the three months ended March 31, 2019 and 2018 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Three Months Ended March 31, 2019
	Senior Secured Loans— First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$140,540	$17,851	$4,311	$7	$10,445	$173,154
Accretion of discount (amortization of premium)	20	4	—	—	8	32
Net realized gain (loss)	1	—	—	—	—	1
Net change in unrealized appreciation (depreciation)	(942)	38	77	34	1,002	209
Purchases	24,656	5,930	—	2,995	341	33,922
Paid-in-kind interest	38	22	—	—	350	410
Sales and repayments	(323)	—	—	—	—	(323)
Net transfers in or out of Level 3	—	—	—	—	—	—
Fair value at end of period	$163,990	$23,845	$4,388	$3,036	$12,146	$207,405
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(942)	$38	$77	$34	$1,002	$209

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

	For the Three Months Ended March 31, 2018
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Other Senior Secured Debt	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$137,737	$35,420	$20,196	$71,532	$2,285	$267,170
Accretion of discount (amortization of premium)	36	9	—	78	—	123
Net realized gain (loss)	—	447	—	3	—	450
Net change in unrealized appreciation (depreciation)	(757)	(468)	(1,040)	(1,731)	(611)	(4,607)
Purchases	1,948	—	—	—	2,758	4,706
Paid-in-kind interest	14	—	—	—	265	279
Sales and repayments	(1,830)	(8,517)	—	(1,672)	(1)	(12,020)
Net transfers in or out of Level 3(1)	—	—	—	—	—	—
Fair value at end of period	$137,148	$26,891	$19,156	$68,210	$4,696	$256,101
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(737)	$4	$(1,040)	$(1,657)	$(610)	$(4,040)

(1)
As of June 30, 2018, the Company determined to classify certain investments whose valuations were obtained from independent third-party pricing services as Level 2 in the fair value hierarchy as the Company identified significant other observable inputs in these market quotations. It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

The following is a reconciliation for the three months ended March 31, 2019 and 2018 of the total return swap for which significant unobservable inputs (Level 3) were used in determining the fair value:
	For the Three Months Ended March 31,
	2019	2018
Fair value at beginning of period	$(4,689)	$868
Accretion of discount (amortization of premium)	—	—
Net realized gain (loss)	2,383	2,477
Net change in unrealized appreciation (depreciation)	764	(120)
Sales and repayments	(2,383)	(2,477)
Net transfers in or out of Level 3	—	—
Fair value at end of period	$(3,925)	$748
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to the total return swap still held at the reporting date	$764	$(120)

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2019 and December 31, 2018 were as follows:
Type of Investment	Fair Value at March 31, 2019 (Unaudited)(1)	Valuation Technique(2)	Unobservable Input	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input(4)
Senior Debt	$176,956	Discounted Cash Flow	Discount Rate	8.06% – 15.04% (9.98%)	Decrease
	5,220	Waterfall	EBITDA Multiple	5.02x – 5.75x (5.58x)	Increase
	10,047	Cost
Subordinated Debt	3,029	Discounted Cash Flow	Discount Rate	11.58% – 11.58% (11.58%)	Decrease
	7	Waterfall	EBITDA Multiple	10.64x – 10.64x (10.64x)	Increase
Equity/Other	11,655	Waterfall	EBITDA Multiple	5.02x – 14.50x (7.75x)	Increase
	64	Option Pricing Model	Equity Illiquidity Discount	15.00% – 15.00% (15.00%)	Decrease
	427	Cost
Total	$207,405
Total Return Swap	$(3,925)	Indicative Dealer Quotes		72.58% – 100.75% (93.77%)	Increase

(1)
Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

(2)
For the assets and investments that have more than one valuation technique, the Company may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0 – 100%. Indicative dealer quotes obtained for valuation purposes are reviewed by the Company relative to other valuation techniques.

(3)
Weighted average amounts are based on the estimated fair values.

(4)
This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2018	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$131,529	Market Comparables	Market Yield (%)	8.1% – 16.8%	10.7%
			EBITDA Multiples (x)	5.3x – 6.3x	5.8x
	9,011	Cost	Cost	99.0% – 100.0%	99.5%
Senior Secured Loans—Second Lien	13,593	Market Comparables	Market Yield (%)	10.0% – 14.5%	11.9%
	4,258	Cost	Cost	98.5% – 98.5%	98.5%
Other Senior Secured Debt	4,311	Market Comparables	Market Yield (%)	8.2% – 10.3%	9.4%
Subordinated Debt	7	Market Comparables	EBITDA Multiples (x)	9.6x – 10.1x	9.9x
Equity/Other	10,277	Market Comparables	EBITDA Multiples (x)	5.5x – 14.3x	7.4x
	64	Option Valuation Model	Volatility (%)	30.0% – 30.0%	30.0%
	104	Cost	Cost	100.0% – 100.0%	100.0%
Total	$173,154
Total Return Swap	$(4,689)	Market Quotes	Indicative Dealer Quotes	75.9% – 100.0%	93.6%

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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2019 and December 31, 2018. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2018. Any significant changes to the Company’s financing arrangements during the three months ended March 31, 2019 are discussed below.
	As of March 31, 2019 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage	L+1.25%	$32,500	$17,500	December 26, 2019(2)
Citibank Total Return Swap	Total Return Swap	L+1.60%	$156,659	$18,341	N/A(3)
	As of December 31, 2018
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage	L+1.25%	$35,000	$15,000	September 27, 2019(2)
Citibank Total Return Swap	Total Return Swap	L+1.60%	$171,065	$3,935	N/A(3)

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
This facility generally is terminable upon 270 days’ notice by either party. As of March 31, 2019 and December 31, 2018, neither party to the facility had provided notice of its intent to terminate the facility.

(3)
The TRS may be terminated by Cheltenham Funding at any time, subject to payment of an early termination fee if prior to the date 30 days before July 19, 2019 (April 19, 2019 as of March 31, 2019 and January 19, 2019 as of December 31, 2018), or by Citibank on or after July 19, 2019 (April 19, 2019 as of March 31, 2019 and January 19, 2019 as of December 31, 2018), in each case, in whole or in part, upon prior written notice to the other party.

For the three months ended March 31, 2019 and 2018, the components of total interest expense for the Company’s financing arrangement were as follows:
	Three Months Ended March 31,
	2019			2018
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
BNP Facility(2)	$422	—	$422	$222	—	$222

(1)
Borrowings of the Company’s wholly-owned financing subsidiary are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)
Direct interest expense includes the effect of non-usage fees.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2019 were $41,111 and 4.11%, respectively. As of March 31, 2019, the Company’s effective interest rate on borrowings was 4.38%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of March 31, 2019 and December 31, 2018.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Citibank Total Return Swap
Counterparty	Description	Termination Date	Value as of March 31, 2019
Citibank	A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate.	Citibank may terminate the TRS on or after July 19, 2019 (April 19, 2019 as of March 31, 2019), unless certain specified events permit Citibank to terminate the TRS on an earlier date. Cheltenham Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank, subject to an early termination fee if prior to the date 30 days before July 19, 2019 (April 19, 2019 as of March 31, 2019).	$(3,925)
As of March 31, 2019 and December 31, 2018, the fair value of the TRS was $(3,925) and $(4,689), respectively, which is reflected on the Company’s consolidated balance sheets as unrealized appreciation (depreciation) on total return swap. As of March 31, 2019 and December 31, 2018, the receivable due on the TRS was $2,383 and $532, respectively, which is reflected on the Company’s consolidated balance sheets as a receivable due on total return swap. As of March 31, 2019 and December 31, 2018, the Company posted $62,071 and $67,529, respectively, in cash collateral held by Citibank, of which only $60,321 and $64,991, respectively, was required to be posted. The cash collateral held by Citibank is reflected in the Company’s consolidated balance sheets as due from counterparty. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding on its consolidated balance sheets as of March 31, 2019 and December 31, 2018.
For the three months ended March 31, 2019 and 2018, transactions in the TRS resulted in net realized gain (loss) on total return swap of  $2,383 and $2,477, respectively, and unrealized appreciation (depreciation) on total return swap of  $764 and $(120), respectively, both of which are reported on the Company’s consolidated statements of operations.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The following is a summary of the underlying loans subject to the TRS as of March 31, 2019:
Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Access CIG LLC	Software & Services	L+775		2/27/26	$411	$400	$(11)
Accuride Corp	Capital Goods	L+525	1.0%	11/17/23	3,319	2,918	(401)
Advantage Sales & Marketing Inc	Commercial & Professional Services	L+325	1.0%	7/23/21	4,466	3,972	(494)
Advantage Sales & Marketing Inc	Commercial & Professional Services	L+650	1.0%	7/25/22	739	603	(136)
American Bath Group LLC	Capital Goods	L+975	1.0%	9/30/24	2,760	2,985	225
ATX Networks Corp(3)	Technology Hardware & Equipment	L+600, 1.00% PIK (1.00% Max PIK)	1.0%	6/11/21	6,311	6,229	(82)
Belk Inc	Retailing	L+475	1.0%	12/12/22	5,988	5,554	(434)
Caprock Midstream LLC	Energy	L+475		11/3/25	1,811	1,746	(65)
CDS US Intermediate Holdings Inc(3)	Media	L+825	1.0%	7/10/23	3,238	2,888	(350)
Centric Group LLC(4)	Retailing	L+800	1.0%	2/1/24	7,772	7,600	(172)
CSM Bakery Products	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	1,545	1,520	(25)
Dayton Superior Corp	Materials	L+800, 6.00% PIK (6.00% Max PIK)	1.0%	11/15/21	3,687	3,282	(405)
Diamond Resorts International Inc	Consumer Services	L+375	1.0%	9/2/23	7,511	7,361	(150)
Distribution International Inc	Retailing	L+500	1.0%	12/15/21	989	934	(55)
Eagleclaw Midstream Ventures LLC	Energy	L+425	1.0%	6/24/24	3,331	3,282	(49)
EIF Van Hook Holdings LLC	Energy	L+525		9/5/24	2,186	2,113	(73)
Foresight Energy LLC(3)	Materials	L+575	1.0%	3/28/22	3,352	3,286	(66)
Grocery Outlet Inc	Food & Staples Retailing	L+725		10/22/26	693	693	—
Gulf Finance LLC	Energy	L+525	1.0%	8/25/23	4,535	3,710	(825)
Ivanti Software Inc	Software & Services	L+425	1.0%	1/20/24	2,488	2,472	(16)
JC Penney Corp Inc(3)	Retailing	L+425	1.0%	6/23/23	412	382	(30)
Jo-Ann Stores Inc	Retailing	L+500	1.0%	10/20/23	1,911	1,917	6
Jostens Inc	Consumer Services	L+550		12/19/25	1,042	1,073	31
LBM Borrower LLC	Capital Goods	L+375	1.0%	8/20/22	8,455	8,132	(323)
LBM Borrower LLC(4)	Capital Goods	L+925	1.0%	8/20/23	5,808	5,820	12
LD Intermediate Holdings Inc	Software & Services	L+588	1.0%	12/9/22	6,750	6,506	(244)
MedAssets Inc	Health Care Equipment & Services	L+450	1.0%	10/20/22	5,591	5,428	(163)
Mitel US Holdings Inc	Technology Hardware & Equipment	L+450		11/30/25	43	42	(1)
Monitronics International Inc(3)	Commercial & Professional Services	L+550	1.0%	9/30/22	1,130	976	(154)
NaviHealth Inc.	Health Care Equipment & Services	L+500		8/1/25	4,401	4,470	69
OPE Inmar Acquisition Inc	Software & Services	L+800	1.0%	5/1/25	6,895	6,878	(17)
P2 Energy Solutions, Inc.	Software & Services	L+400	1.0%	10/30/20	2,394	2,515	121
P2 Energy Solutions, Inc.	Software & Services	L+800	1.0%	4/30/21	1,309	1,436	127
PAE Holding Corp	Capital Goods	L+550	1.0%	10/20/22	22	22	—
Paradigm Acquisition Corp	Health Care Equipment & Services	L+750		10/26/26	488	484	(4)
Peak 10 Holding Corp	Telecommunication Services	L+350		8/1/24	2,543	2,496	(47)
Peak 10 Holding Corp	Telecommunication Services	L+725	1.0%	8/1/25	4,582	4,058	(524)
Sequa Corp	Materials	L+500	1.0%	11/28/21	5,554	5,505	(49)
Sequa Corp	Materials	L+900	1.0%	4/28/22	2,270	2,230	(40)
SI Group Inc	Materials	L+475		10/15/25	859	886	27
SIRVA Worldwide Inc	Commercial & Professional Services	L+550		8/2/25	832	821	(11)
SIRVA Worldwide Inc	Commercial & Professional Services	L+950		8/2/26	706	657	(49)
SMG/PA	Consumer Services	L+700		1/23/26	1,124	1,123	(1)
Sorenson Communications LLC	Telecommunication Services	L+575	2.3%	4/30/20	9,898	9,799	(99)
Sutherland Global Services Inc(3)	Software & Services	L+538	1.0%	4/23/21	4,223	4,289	66

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Team Health Inc	Health Care Equipment & Services	L+275	1.0%	2/6/24	$22	$21	$(1)
Vivint Inc	Commercial & Professional Services	L+500		4/1/24	5,659	5,515	(144)
WireCo WorldGroup Inc	Capital Goods	L+900	1.0%	9/30/24	1,585	1,558	(27)
York Risk Services Group Inc(4)	Insurance	L+375	1.0%	10/1/21	3,019	2,851	(168)
Total					$156,659	$151,438	(5,221)
Total TRS Accrued Income and Liabilities:							1,296
Total TRS Fair Value:							$(3,925)

The following is a summary of the underlying loans subject to the TRS as of December 31, 2018:
Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Access CIG LLC	Software & Services	L+775		2/27/26	$411	$398	$(13)
Accuride Corp	Capital Goods	L+525	1.0%	11/17/23	3,327	3,342	15
Advantage Sales & Marketing Inc	Commercial & Professional Services	L+325	1.0%	7/23/21	4,477	4,138	(339)
Advantage Sales & Marketing Inc	Commercial & Professional Services	L+650	1.0%	7/25/22	739	648	(91)
Aleris International Inc	Materials	L+475		2/27/23	491	490	(1)
American Bath Group LLC	Capital Goods	L+975	1.0%	9/30/24	2,760	2,970	210
ATX Networks Corp(3)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	6,345	6,219	(126)
Belk Inc	Retailing	L+475	1.0%	12/12/22	6,008	5,572	(436)
Caprock Midstream LLC	Energy	L+475		11/3/25	1,811	1,710	(101)
CDS US Intermediate Holdings Inc(3)	Media	L+825	1.0%	7/10/23	3,238	2,632	(606)
Centric Group LLC(4)	Retailing	L+800	1.0%	2/1/24	7,772	7,668	(104)
CSM Bakery Products	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	1,545	1,468	(77)
Dayton Superior Corp	Materials	L+800, 6.0% PIK (6.0% Max PIK)	1.0%	11/15/21	3,697	3,223	(474)
Diamond Resorts International Inc	Consumer Services	L+375	1.0%	9/2/23	7,530	7,135	(395)
Distribution International Inc	Retailing	L+500	1.0%	12/15/21	991	910	(81)
Eagleclaw Midstream Ventures LLC	Energy	L+425	1.0%	6/24/24	3,339	3,266	(73)
EIF Van Hook Holdings LLC	Energy	L+525		9/5/24	2,213	2,181	(32)
Foresight Energy LLC(3)	Materials	L+575	1.0%	3/28/22	3,352	3,285	(67)
Grocery Outlet Inc	Food & Staples Retailing	L+725		10/22/26	693	688	(5)
Gulf Finance LLC	Energy	L+525	1.0%	8/25/23	4,547	3,556	(991)
Ivanti Software Inc	Software & Services	L+425	1.0%	1/20/24	2,494	2,428	(66)
JC Penney Corp Inc(3)	Retailing	L+425	1.0%	6/23/23	415	371	(44)
Jo-Ann Stores Inc	Retailing	L+500	1.0%	10/20/23	1,954	1,873	(81)
Jostens Inc	Consumer Services	L+550		12/19/25	1,088	1,089	1
Koosharem LLC	Commercial & Professional Services	L+450	1.0%	4/18/25	538	519	(19)
LBM Borrower LLC	Capital Goods	L+375	1.0%	8/20/22	8,475	7,905	(570)
LBM Borrower LLC(4)	Capital Goods	L+925		8/20/23	5,808	5,820	12
LD Intermediate Holdings Inc	Software & Services	L+588	1.0%	12/9/22	6,840	6,802	(38)
MedAssets Inc	Health Care Equipment & Services	L+450	1.0%	10/20/22	5,605	5,413	(192)
Mitel US Holdings Inc	Technology Hardware & Equipment	L+450		11/30/25	1,649	1,598	(51)
Monitronics International Inc(3)	Commercial & Professional Services	L+550		9/30/22	1,133	1,038	(95)
NaviHealth Inc.	Health Care Equipment & Services	L+500		8/1/25	4,412	4,348	(64)
OPE Inmar Acquisition Inc	Software & Services	L+800		5/1/25	6,895	6,878	(17)
P2 Energy Solutions, Inc.	Energy	L+400	1.3%	10/30/20	2,400	2,458	58

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
P2 Energy Solutions, Inc.	Energy	L+800	1.0%	4/30/21	$1,309	$1,425	$116
Paradigm Acquisition Corp	Health Care Equipment & Services	L+750		10/26/26	488	489	1
Peak 10 Holding Corp	Telecommunication Services	L+325	1.0%	8/1/24	2,550	2,488	(62)
Peak 10 Holding Corp	Telecommunication Services	L+725		8/1/25	4,582	4,125	(457)
PF Chang’s China Bistro Inc	Consumer Services	L+500	1.0%	9/1/22	3,333	3,326	(7)
Savers Inc	Retailing	L+375	1.3%	7/9/19	553	530	(23)
Sequa Corp	Materials	L+500	1.0%	11/28/21	5,569	5,378	(191)
Sequa Corp	Materials	L+900	1.0%	4/28/22	2,270	2,159	(111)
SI Group Inc	Materials	L+475		10/15/25	861	859	(2)
SIRVA Worldwide Inc	Commercial & Professional Services	L+550		8/2/25	837	831	(6)
SIRVA Worldwide Inc	Commercial & Professional Services	L+950		8/2/26	706	649	(57)
SMG/PA	Consumer Services	L+700		1/23/26	1,124	1,093	(31)
Sorenson Communications LLC	Telecommunication Services	L+575	2.3%	4/30/20	9,924	9,887	(37)
Strike LLC	Energy	L+800	1.0%	11/30/22	2,771	2,849	78
Sutherland Global Services Inc(3)	Software & Services	L+538	1.0%	4/23/21	799	782	(17)
Sutherland Global Services Inc(3)	Software & Services	L+538	1.0%	4/23/21	3,434	3,358	(76)
Team Health Inc	Health Care Equipment & Services	L+275	1.0%	2/6/24	22	21	(1)
Vivint Inc	Commercial & Professional Services	L+500		4/1/24	5,673	5,523	(150)
Westbridge Technologies Inc(4)	Technology Hardware & Equipment	L+850	1.0%	4/28/23	4,655	4,738	83
WireCo WorldGroup Inc	Capital Goods	L+900	1.0%	9/30/24	1,586	1,562	(24)
York Risk Services Group Inc(4)	Insurance	L+375	1.0%	10/1/21	3,027	2,844	(183)
Total					$171,065	$164,955	(6,110)

Total TRS Accrued Income and Liabilities:							1,421
Total TRS Fair Value:							$(4,689)

(1)
Loan may be an obligation of one or more entities affiliated with the named company.

(2)
The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2019 and December 31, 2018, three-month LIBOR was 2.60% and 2.81%, respectively.

(3)
The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

(4)
Security is also held directly by the Company or one of its wholly-owned subsidiaries as of March 31, 2019 and/or December 31, 2018.

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

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Commitments and Contingencies (continued)

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of March 31, 2019, the Company’s unfunded commitments consisted of the following:
Category/Company(1)	Commitment Amount
Senior Secured Loans—First Lien
Apex Group Limited	$206
Apex Group Limited	533
Conservice LLC	544
CSafe Global	165
Eagle Family Foods Inc	375
Lipari Foods LLC	2,316
North Haven Cadence Buyer Inc	188
North Haven Cadence Buyer Inc	21
Total unfunded loans	$4,348

(1)
May be commitments to one or more entities affiliated with the named company.

As of March 31, 2019, the Company’s unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of  $(118). The Company funds its equity investments as it receives funding notices from the portfolio companies. As of March 31, 2019, the Company’s unfunded equity commitments have a fair value of zero.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at March 31, 2019 and December 31, 2018.

FS Investment Corporation IV
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights
The following is a schedule of financial highlights of the Company for the three months ended March 31, 2019 and the year ended December 31, 2018:
	Three Months Ended March 31, 2019 (Unaudited)	Year Ended December 31, 2018
Per Share Data:(1)
Net asset value, beginning of period	$10.51	$11.12
Results of operations(2)
Net investment income	0.13	0.48
Net realized gain (loss) and unrealized appreciation (depreciation)	0.23	(0.40)
Net increase (decrease) in net assets resulting from operations	0.36	0.08
Stockholder distributions(3)
Distributions from net investment income	(0.18)	(0.69)
Distributions from net realized gain on investments	—	(0.01)
Net decrease in net assets resulting from stockholder distributions	(0.18)	(0.70)
Capital share transactions
Issuance of common stock(4)	—	0.01
Repurchases of common stock(5)	—	—
Net increase in net assets resulting from capital share transactions	—	0.01
Net asset value, end of period	$10.69	$10.51
Shares outstanding, end of period	31,589,690	31,584,470
Total return(6)	3.38%	0.60%
Total return (without assuming reinvestment of distributions)(6)	3.43%	0.81%
Ratio/Supplemental Data:
Net assets, end of period	$337,717	$331,938
Ratio of net investment income to average net assets(7)	4.70%	4.36%
Ratio of operating expenses to average net assets(7)	5.58%	3.80%
Ratio of net expenses to average net assets(7)	5.58%	3.72%
Portfolio turnover(8)	7.03%	32.71%
Total amount of senior securities outstanding, exclusive of treasury securities	$128,838	$141,074
Asset coverage per unit(9)	3.62	3.35

(1)
Per share data may be rounded in order to recompute the ending net asset value per share.

(2)
The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)
The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)
The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the DRP. The issuance of common stock at an offering price, net of selling commissions, that is greater than the net asset value per share results in an increase in net asset value per share.

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
(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2019 are annualized, with the exception of capital gains incentive fees. Annualized ratios for the three months ended March 31, 2019 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2019. The following is a schedule of supplemental ratios for the three months ended March 31, 2019 and for the year ended December 31, 2018:

	Three Months Ended March 31, 2019 (Unaudited)	Year Ended December 31, 2018
Ratio of subordinated income incentive fees to average net assets	1.67%	0.43%
Ratio of accrued capital gains incentive fees to average net assets	—	(0.50)%
Ratio of interest expense to average net assets	0.50%	0.24%
Ratio of excise taxes to average net assets	—	0.10%
(8)
Portfolio turnover for the three months ended March 31, 2019 is not annualized.

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

•
actual and potential conflicts of interest with the other funds advised by the Advisor, their respective current or future investment advisers or any of their affiliates;

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
We are externally managed by the Advisor pursuant to the investment advisory and administrative services agreement and supervised by our board of directors, a majority of whom are independent. On April 9, 2018, GDFM resigned as our investment sub-adviser and terminated its investment sub-advisory agreement effective April 9, 2018. In connection with GDFM’s resignation as our investment sub-adviser, on April 9, 2018, we entered into the investment advisory and administrative services agreement with the Advisor, which replaced an investment advisory and administrative services agreement with our former investment adviser, FSIC IV Advisor.
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
Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle-market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in other senior secured debt, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, structured products, other debt securities and derivatives, including total return swaps and credit default swaps. The Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments, such as where the market price of loans, bonds or other securities reflects a lower valuation than deemed warranted by the Advisor’s fundamental analysis, which may occur due to general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community and may include event driven investments, anchor orders and structured products.
The senior secured loans, second lien secured loans and other senior secured debt in which we invest generally have stated terms of three to seven years and subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. Our debt investments may be rated by a NRSRO and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P). We also invest in non-rated debt securities.
Revenues
The principal measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments, net realized gain or loss on total return swap, net realized gain or loss on foreign currency, net unrealized appreciation or depreciation on investments, net unrealized appreciation or depreciation on total return swap and net unrealized gain or loss on foreign currency.
Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating and other expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost, including the respective realized gain or loss on foreign currency for those foreign denominated investment transactions. Net realized gain or loss on total return swap is the net monthly settlement payments received on the TRS. Net realized gain or loss on foreign currency is the portion of realized gain or loss attributable to foreign currencies fluctuations. Net unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio, including the respective unrealized gain or loss on foreign currency for those foreign denominated investments. Net unrealized appreciation or depreciation on total return swap is the net change in the fair value of the TRS. Net unrealized gain or loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations.
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
We bear all other expenses of our operations and transactions, including all other expenses incurred by the Advisor in performing services for us and administrative personnel paid by FS Investments and KKR Credit.
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
For additional information regarding our base management fee deferral arrangement with the Advisor, see Note 4 to our unaudited consolidated financial statements included herein.
Portfolio Investment Activity for the Three Months Ended March 31, 2019 and for the Year Ended December 31, 2018
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2019 and the year ended December 31, 2018:
Net Investment Activity	For the Three Months Ended March 31, 2019	For the Year Ended December 31, 2018
Purchases	$39,645	$120,984
Sales and Repayments	(21,557)	(89,188)
Net Portfolio Activity	$18,088	$31,796

	For the Three Months Ended March 31, 2019		For the Year Ended December 31, 2018
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$30,166	76%	$65,580	54%
Senior Secured Loans—Second Lien	5,930	15%	11,928	10%
Other Senior Secured Debt	—	—	12,868	11%
Subordinated Debt	3,208	8%	27,154	22%
Equity/Other	341	1%	3,454	3%
Total	$39,645	100%	$120,984	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2019 and the year ended December 31, 2018:
	March 31, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$188,318	$182,955	59%	$163,500	$159,270	55%
Senior Secured Loans—Second Lien	34,810	34,539	11%	28,851	28,613	10%
Other Senior Secured Debt	25,154	23,145	7%	29,369	26,586	9%
Subordinated Debt	59,107	58,902	19%	68,018	63,927	22%
Equity/Other	6,836	12,146	4%	6,137	10,445	4%
Total	$314,225	$311,687	100%	$295,875	$288,841	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2019 and December 31, 2018 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8 to our unaudited consolidated financial statements included herein. The investments underlying the TRS had a notional amount and market value of  $156,659 and $151,438, respectively, as of March 31, 2019 and $171,065 and $164,955, respectively, as of December 31, 2018.
	March 31, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$304,597	$294,980	64%	$294,702	$285,678	63%
Senior Secured Loans—Second Lien	75,190	73,952	16%	68,714	67,160	15%
Other Senior Secured Debt	25,154	23,145	5%	29,369	26,586	6%
Subordinated Debt	59,107	58,902	13%	68,018	63,927	14%
Equity/Other	6,836	12,146	2%	6,137	10,445	2%
Total	$470,884	$463,125	100%	$466,940	$453,796	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2019 and December 31, 2018:
	March 31, 2019	December 31, 2018
Number of Portfolio Companies	74	72
% Variable Rate Debt Investments (based on fair value)(1)(2)	70.7%	64.6%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	28.7%	34.4%
% Other Income Producing Investments (based on fair value)(3)	0.0%	0.0%
% Non-Income Producing Investments (based on fair value)(2)	0.6%	0.5%
% of Investments on Non-Accrual (based on fair value)	—	0.5%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	10.2%	9.9%

(1)
“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.

(2)
Does not include investments on non-accrual status.

(3)
“Other Income Producing Investments” means investments that pay or are expected to pay interest, dividends or other income to the Company on an ongoing basis but do not have a stated interest rate, stated dividend rate or other similar stated return.

(4)
The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of  (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period.

Based on our regular monthly gross cash distribution amount of  $0.067258 per share as of March 31, 2019 and our distribution reinvestment price of  $10.75 as of such date, the gross annualized distribution rate was 7.51% as of March 31, 2019. The gross annualized distribution rate includes annual distribution fees, as determined in accordance with applicable FINRA rules. The net annualized distribution rate to stockholders, which excludes annual distribution fees, was 6.63% as of March 31, 2019 based on our distribution reinvestment price of  $10.75. During the three months ended March 31, 2019, our total return was 3.38% and our total return without assuming reinvestment of distributions was 3.43%.
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
Our weighted average annual yield on accruing debt investments may be higher than a stockholder’s yield on an investment in shares of our common stock. Our weighted average annual yield on accruing debt investments does not reflect operating expenses that may be incurred by us, nor does it include all of our investments. In addition, our weighted average annual yield on accruing debt investments and total return figures disclosed above do not consider the effect of any sales commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our weighted average annual yield on accruing debt investments, total return and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and, in the future, may be greater or less than the rates set forth above. See the section entitled “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2018 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnote 6 to the financial highlights table included in Note 10 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return.
Direct Originations
The following table presents certain selected information regarding our direct originations as of March 31, 2019 and December 31, 2018:
Characteristics of All Direct Originations held in Portfolio	March 31, 2019	December 31, 2018
Number of Portfolio Companies	39	34
% of Investments on Non-Accrual (based on fair value)	—	—
Total Cost of Direct Originations	$205,813	$171,245
Total Fair Value of Direct Originations	$201,555	$172,405
% of Total Investments, at Fair Value	64.7%	59.7%
Weighted Average Annual Yield on Accruing Debt Investments(1)	10.0%	10.3%

(1)
The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of  (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Does not include Debt Investments on non-accrual status.

Portfolio Composition by Industry Classification
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
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of March 31, 2019 and December 31, 2018:
	March 31, 2019		December 31, 2018
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$187,362	60%	$162,944	56%
2	99,856	32%	105,896	37%
3	17,229	6%	16,758	6%
4	7,240	2%	3,243	1%
Total	$311,687	100%	$288,841	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three Months Ended March 31, 2019 and 2018
Revenues
Our investment income for the three months ended March 31, 2019 and 2018 was as follows:
	Three Months Ended March 31,
	2019		2018
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$7,460	87%	$6,089	95%
Paid-in-kind interest income	410	5%	279	4%
Fee income	729	8%	30	1%
Dividend income	—	—	15	0%
Total investment income(1)	$8,599	100%	$6,413	100%

(1)
Such revenues represent $8,048 and $6,031 of cash income earned as well as $551 and $382 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2019 and 2018, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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
The increase in interest income during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 can be primarily attributed to the higher average invested balance during the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018. The increase in fee income during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to the increase of origination activity during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Expenses
Our operating expenses for the three months ended March 31, 2019 and 2018 were as follows:
	Three Months Ended March 31,
	2019	2018
Management fees	$1,415	$1,857
Subordinated income incentive fees	1,394	—
Capital gains incentive fees	—	(735)
Administrative services expenses	170	78
Stock transfer agent fees	50	50
Accounting and administrative fees	55	51
Interest expense	422	222
Distribution fees	779	621
Directors’ fees	28	284
Expenses associated with our independent audit and related fees	63	63
Legal fees	50	20
Printing fees	73	73
Other	170	148
Total operating expenses	4,669	2,732
Management fee waiver	—	(232)
Net expenses	$4,669	$2,500

The following table reflects selected expense ratios as a percent of average net assets for the three months ended March 31, 2019 and 2018:
	Three Months Ended March 31,
	2019	2018
Ratio of operating expenses to average net assets	1.39%	0.78%
Ratio of management fee waiver to average net assets(1)	—	(0.07)%
Ratio of net operating expenses to average net assets	1.39%	0.71%
Ratio of incentive fees and interest expense to average net assets(1)	(0.54)%	0.15%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.85%	0.86%

(1)
Ratio may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.
Net Investment Income (Loss)
Our net investment income (loss) totaled $3,930 ($0.13 per share) and $3,913 ($0.12 per share) for the three months ended March 31, 2019 and 2018, respectively. The increase in net investment income for the three months ended March 31, 2019 can be attributed to the increase in interest income as discussed above, offset by higher incentive fees and interest expense.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, total return swap and foreign currency for the three months ended March 31, 2019 and 2018, were as follows:
	Three Months Ended March 31,
	2019	2018
Net realized gain (loss) on investments(1)	$(289)	$450
Net realized gain (loss) on total return swap	2,383	2,477
Net realized gain (loss) on foreign currency	(13)	—
Total net realized gain (loss)	$2,081	$2,927

(1)
We sold investments and received principal repayments of  $12,777 and $8,780, respectively, during the three months ended March 31, 2019 and $10,186 and $1,834, respectively, during the three months ended March 31, 2018.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, total return swap and unrealized gain (loss) on foreign currency for the three months ended March 31, 2019 and 2018, were as follows:
	Three Months Ended March 31
	2019	2018
Net change in unrealized appreciation (depreciation) on investments	$4,496	$(4,607)
Net change in unrealized appreciation (depreciation) on total return swap	764	(120)
Net change in unrealized gain (loss) on foreign currency	(3)	—
Total net change in unrealized appreciation (depreciation)	$5,257	$(4,727)

During the three months ended March 31, 2019, the net unrealized appreciation on our investments and TRS was primarily driven by appreciation of our first lien senior secured loans.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended March 31, 2019 and 2018, the net increase (decrease) in net assets resulting from operations was $11,268 ($0.36 per share) and $2,113 ($0.07 per share), respectively.
Financial Condition, Liquidity and Capital Resources
Overview
As of March 31, 2019, we had $4,044 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $62,071 in cash held as collateral by Citibank under the terms of the TRS. In addition, as of March 31, 2019, we had $18,341 in capacity available under the TRS and $17,500 in borrowings available under our other financing arrangement, subject to borrowing base and other limitations. As of March 31, 2019, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of March 31, 2019, we had eight debt investments with aggregate unfunded commitments of  $4,348. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
Prior to investing in securities of portfolio companies, we invest the cash received from fees, interest and dividends earned from our investments and from the issuance of shares under the distribution reinvestment plan, as well as principal repayments and proceeds from sales of our investments primarily in cash, cash equivalents, including money market funds, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of March 31, 2019:
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage	L+1.25%	$32,500	$17,500	December 26, 2019(2)
Citibank Total Return Swap	Total Return Swap	L+1.60%	$156,659	$18,341	N/A(3)

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
As described in Note 8 to our unaudited consolidated financial statements included herein, this facility generally is terminable upon 270 days’ notice by either party. As of March 31, 2019, neither party to the facility had provided notice of its intent to terminate the facility.

(3)
The TRS may be terminated by Cheltenham Funding at any time, subject to payment of an early termination fee if prior to the date 30 days before July 19, 2019 (April 19, 2019 as of March 31, 2019), or by Citibank on or after July 19, 2019 (April 19, 2019 as of March 31, 2019), in each case, in whole or in part, upon prior written notice to the other party.

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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the three months ended March 31, 2019 was funded through the reimbursement of operating expenses by the Advisor.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who elect to receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.
The following table reflects the cash distributions per share that we have declared on our common stock during the three months ended March 31, 2019 and 2018:
	Distribution(1)
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.17452	$5,247
Fiscal 2019
March 31, 2019	$0.17688	$5,545

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
Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the three months ended March 31, 2019, we recognized $568 in structuring fee revenue. We record prepayment premiums on loans and securities as fee income when we receive such amounts.
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
Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the three months ended March 31, 2019 and 2018, we did not incur any interest or penalties.
See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our significant accounting policies.
Contractual Obligations
We have entered into an agreement with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of this agreement and for the amount of fees and expenses accrued under similar agreements with FSIC IV Advisor during the three months ended March 31, 2019 and 2018.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at March 31, 2019 is as follows:
		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
BNP Facility(2)	December 26, 2019	$32,500	$32,500	—	—	—

(1)
Amounts outstanding will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
At March 31, 2019, $17,500 remained unused under the BNP Facility. The BNP Facility generally is terminable upon 270 days’ notice by either party. As of March 31, 2019, neither Broomall Funding nor BNPP had provided notice of its intent to terminate the facility.

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
Item 3.
Quantitative and Qualitative Disclosures About Market Risk. (dollar amounts in thousands)

We are subject to financial market risks, including changes in interest rates. As of March 31, 2019, 70.7% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 28.7% were debt investments paying fixed interest rates while 0.0% were other income producing investments and 0.6% consisted of non-income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income.
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

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2019:
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(3,771)	(1,892)	$(1,879)	(7.9)%
No change	—	—	—	—
Up 100 basis points	$3,843	1,892	$1,951	8.2%
Up 300 basis points	$11,536	5,675	$5,861	24.7%
Up 500 basis points	$19,229	9,458	$9,771	41.2%

(1)
Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Cheltenham Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.60% per annum on the utilized notional amount of the loans subject to the TRS. As of March 31, 2019, all of the loans underlying the TRS (based on fair value) paid variable interest rates.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2019 and 2018, we did not engage in interest rate hedging activities.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”
Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three month period ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.
Risk Factors.

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2018, as supplemented by our quarterly report on Form 10-Q for the quarter ended March 31, 2019.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information concerning our repurchases of shares of our Class T common stock pursuant to our share repurchase program during the quarter ended March 31, 2019:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 to January 31, 2019	267,472	$10.7500	267,472	—(1)
February 1 to February 28, 2019	—	—	—	—
March 1 to March 31, 2019	—	—	—	—
Total	267,472	$10.7500	267,472	—(1)

(1)
The maximum number of shares available for repurchase on January 11, 2019 was 267,472. A description of the calculation of the maximum number of shares of common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

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
10.7
Custodian Agreement, by and between FS Investment Corporation IV and State Street Bank and Trust Company (Incorporated by reference to Exhibit (j) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239)filed on September 24, 2015).

10.8	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated as of October 9, 2015, by and between FS Investment Corporation IV and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit (k)(2) to Post-Effective Amendment No. 1 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 9, 2015).

10.9	Expense Support and Conditional Reimbursement Agreement, dated as of April 9, 2018, by and between FS Investment Corporation IV and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on April 9, 2018)
10.10	Amended and Restated Distribution Plan (Incorporated by reference to Exhibit (k)(3) filed with Post-Effective Amendment No. 7 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on February 2, 2017).
10.11	Amended and Restated Class Shares Plan (Incorporated by reference to Exhibit (k)(4) to Post-Effective Amendment No. 7 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on February 2, 2017).
10.12	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).
10.13	Amended and Restated Paragraph 13 of the Credit Support Annex, dated as of September 5, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit (k)(6) to Post-Effective Amendment No. 9 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 18, 2017).
10.14	Confirmation Letter Agreement, dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).
10.15	Amended and Restated Confirmation Letter Agreement, dated as of April 12, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on April 14, 2016).
10.16	Second Amended and Restated Confirmation Letter Agreement, effective as of June 3, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on June 8, 2016).
10.17	Third Amended and Restated Confirmation Letter Agreement, effective as of June 30, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on June 13, 2016).
10.18	Fourth Amended and Restated Confirmation Letter Agreement, effective as of January 19, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 1, 2017).
10.19	Fifth Amended and Restated Confirmation Letter Agreement, effective as of July 19, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on July 24, 2017).
10.20	Sixth Amended and Restated Confirmation Letter Agreement, effective as of September 5, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit (k)(13) to Post-Effective Amendment No. 9 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 18, 2017).

10.21	Seventh Amended and Restated Confirmation Letter Agreement, effective as of January 19, 2018, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 23, 2018).
10.22	Eighth Amended and Restated Confirmation Letter Agreement, effective as of July 19, 2018, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on July 24, 2018).
10.23	Ninth Amended and Restated Confirmation Letter Agreement, effective as of January 19, 2019, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2019).
10.24	Tenth Amended and Restated Confirmation Letter Agreement, effective as of April 19, 2019, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on April 19, 2019).
10.25	Guarantee, dated as of January 19, 2016, by FS Investment Corporation IV in favor of Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).
10.26	Committed Facility Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).
10.27	U.S. PB Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd., on behalf of itself and as agent for the BNPP Entities (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).
10.28	First Amendment Agreement, dated as of May 29, 2018, to the Committed Facility Agreement, dated as of March 1, 2017, between BNP Paribas Prime Brokerage International, Ltd. and Broomall Funding LLC (Incorporated by reference to Exhibit 10.32 to FS Investment Corporation IV’s Quarterly Report on Form 10-Q filed on August 14, 2018).
10.29	Second Amendment Agreement, dated as of December 31, 2018, to the Committed Facility Agreement, dated as of March 1, 2017, between BNP Paribas Prime Brokerage International, Ltd. and Broomall Funding LLC (Incorporated by reference to Exhibit 10.28 to FS Investment Corporation IV’s Annual Report on Form 10-K filed on March 18, 2019).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

c. Financial statement schedules
No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2019.
FS INVESTMENT CORPORATION IV
By:	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ William Goebel William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)