Form 10-Q
period 2019-06-30
FS Investment Corp IV
filed 2019-08-14
CIK 1637417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act: None
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
There were 31,674,734 shares of the registrant’s Class T common stock outstanding as of August 9, 2019.

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements.

FS Investment Corporation IV
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2019 (Unaudited)	December 31, 2018
Assets
Investments, at fair value (amortized cost—$312,424 and $295,875, respectively)	$312,450	$288,841
Cash	8,499	16,651
Restricted cash	3,632	—
Foreign currency, at fair value (cost—$1,509 and $114, respectively)	1,511	114
Due from counterparty	57,583	67,529
Receivable for investments sold and repaid	8	29
Income receivable	3,430	3,073
Receivable due on total return swap(1)	542	532
Prepaid expenses and other assets	54	17
Total assets	$387,709	$376,786
Liabilities
Unrealized depreciation on total return swap(1)	$4,082	$4,689
Payable for investments purchased	4,529	—
Credit facility payable(1)	35,000	35,000
Stockholder distributions payable	913	933
Distribution fees payable	636	631
Management fees payable	1,386	1,357
Subordinated income incentive fees payable(2)	947	903
Administrative services expense payable	145	101
Interest payable(1)	1,088	374
Directors’ fees payable	25	91
Other accrued expenses and liabilities	618	769
Total liabilities	49,369	44,848
Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.001 par value, 250,000,000 shares authorized, 31,587,313 and 31,584,470 shares issued and outstanding, respectively	32	32
Class I common stock, $0.001 par value, 350,000,000 shares authorized, none issued and outstanding	—	—
Capital in excess of par value	342,177	342,137
Retained earnings (accumulated deficit)	(3,869)	(10,231)
Total stockholders’ equity	338,340	331,938
Total liabilities and stockholders’ equity	$387,709	$376,786
Net asset value per share of common stock at period end	$10.71	$10.51

(1)
See Note 8 for a discussion of the Company’s financing arrangements.

(2)
See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees and capital gains incentive fees.

(3)
See Note 9 for a discussion of the Company’s commitments and contingencies.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment income
Interest income	$6,900	$6,026	$14,360	$12,115
Paid-in-kind interest income	433	283	843	562
Fee income	341	528	1,070	558
Dividend income	—	—	—	15
Total investment income	7,674	6,837	16,273	13,250
Operating expenses
Management fees(1)	1,386	1,436	2,801	3,293
Subordinated income incentive fees(2)	947	372	2,341	372
Capital gains incentive fees(2)	—	(179)	—	(914)
Administrative services expenses	48	153	218	231
Stock transfer agent fees	50	50	100	100
Accounting and administrative fees	25	27	80	78
Interest expense(3)	292	236	714	458
Distribution fees	788	1,440	1,567	2,061
Directors’ fees	15	76	43	360
Other general and administrative expenses	273	240	629	544
Operating expenses	3,824	3,851	8,493	6,583
Management fee waiver(1)	—	(21)	—	(253)
Net expenses	3,824	3,830	8,493	6,330
Net investment income (loss)	3,850	3,007	7,780	6,920
Realized and unrealized gain/loss
Net realized gain (loss) on investments	(1,341)	272	(1,630)	722
Net realized gain (loss) on total return swap(3)	1,313	2,588	3,696	5,065
Net realized gain (loss) on foreign currency	(16)	—	(29)	—
Net change in unrealized appreciation (depreciation) on investments	2,564	647	7,060	(3,960)
Net change in unrealized appreciation (depreciation) on total return swap(3)	(157)	(2,637)	607	(2,757)
Net change in unrealized gain (loss) on foreign currency	5	—	2	—
Total net realized and unrealized gain/loss	2,368	870	9,706	(930)
Net increase (decrease) in net assets resulting from operations	$6,218	$3,877	$17,486	$5,990
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.20	$0.12	$0.56	$0.19
Weighted average shares outstanding	31,455,329	31,649,628	31,457,115	31,649,011

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

FS Investment Corporation IV
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operations
Net investment income (loss)	$3,850	$3,007	$7,780	$6,920
Net realized gain (loss) on investments, total return swap and foreign currency(1)	(44)	2,860	2,037	5,787
Net change in unrealized appreciation (depreciation) on investments	2,564	647	7,060	(3,960)
Net change in unrealized appreciation (depreciation) on total return swap(1)	(157)	(2,637)	607	(2,757)
Net change in unrealized gain (loss) on foreign currency	5	—	2	—
Net increase (decrease) in net assets resulting from operations	6,218	3,877	17,486	5,990
Stockholder distributions(2)
Distributions to stockholders	(5,579)	(5,562)	(11,124)	(10,809)
Net decrease in net assets resulting from stockholder distributions	(5,579)	(5,562)	(11,124)	(10,809)
Capital share transactions(3)
Reinvestment of stockholder distributions	2,879	3,205	5,810	6,431
Repurchases of common stock	(2,895)	(3,199)	(5,770)	(4,460)
Net increase in net assets resulting from capital share transactions	(16)	6	40	1,971
Total increase (decrease) in net assets	623	(1,679)	6,402	(2,848)
Net assets at beginning of period	337,717	350,368	331,938	351,537
Net assets at end of period	$338,340	$348,689	$338,340	$348,689

(1)
See Note 8 for a discussion of the Company’s financing arrangements.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$17,486	$5,990
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(78,639)	(51,503)
Paid-in-kind interest	(843)	(562)
Proceeds from sales and repayments of investments	61,557	54,089
Net realized (gain) loss on investments	1,630	(722)
Net change in unrealized (appreciation) depreciation on investments	(7,060)	3,960
Net change in unrealized (appreciation) depreciation on total return swap(1)	(607)	2,757
Accretion of discount	(254)	(287)
(Increase) decrease in due from counterparty	9,946	(1,000)
(Increase) decrease in receivable for investments sold and repaid	21	1,825
(Increase) decrease in income receivable	(357)	(88)
(Increase) decrease in receivable due on total return swap(1)	(10)	(143)
(Increase) decrease in prepaid expenses and other assets	(37)	(32)
Increase (decrease) in payable for investments purchased	4,529	1,242
Increase (decrease) in distribution fees payable	5	370
Increase (decrease) in management fees payable	29	(181)
Increase (decrease) in subordinated income incentive fees payable	44	372
Increase (decrease) in accrued capital gains incentive fees	—	(1,153)
Increase (decrease) in administrative services expense payable	44	59
Increase (decrease) in interest payable(1)	714	90
Increase (decrease) in directors’ fees payable	(66)	(34)
Increase (decrease) in other accrued expenses and liabilities	(151)	(43)
Net cash provided by (used in) operating activities	7,981	15,006
Cash flows from financing activities
Repurchases of common stock	(5,770)	(4,460)
Borrowings under credit facility(1)	32,500	10,000
Repayments under credit facility(1)	(32,500)	(10,000)
Distributions paid	(5,334)	(3,832)
Net cash provided by (used in) financing activities	(11,104)	(8,292)
Total increase (decrease) in cash	(3,123)	6,714
Cash and foreign currency at beginning of period	16,765	31,977
Cash, restricted cash and foreign currency at end of period(2)	$13,642	$38,691
Supplemental disclosure
Non-cash purchase of investments	$(341)	$(8,961)
Non-cash sales of investments	$341	$8,961
Distributions reinvested	$5,810	$6,431
Excise and state taxes paid	$174	$225

(1)
See Note 8 for a discussion of the Company’s financing arrangements. During the six months ended June 30, 2019 and 2018, the Company paid $0 and $368, respectively, in interest expense on the credit facility.

(2)
Balance includes cash and foreign currency of  $10,010 and restricted cash of  $3,632. Restricted cash is cash set aside in escrow for the funding of an investment.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Schedule of Investments
As of June 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—53.2%
ABB CONCISE Optical Group LLC	(l)	Retailing	L+500	1.0%	6/15/23	$843	$846	$799
Acosta Holdco Inc	(l)	Commercial & Professional Services	L+325	1.0%	9/26/21	2,677	2,011	992
All Systems Holding LLC		Commercial & Professional Services	L+767	1.0%	10/31/23	3,601	3,601	3,637
American Tire Distributors Inc	(l)	Automobiles & Components	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	9/1/23	272	256	271
American Tire Distributors Inc	(l)	Automobiles & Components	L+750	1.0%	9/2/24	1,722	1,527	1,619
Ammeraal Beltech Holding BV	(g)(l)	Capital Goods	E+375		7/30/25	€1,000	1,157	1,140
Apex Group Limited	(e)(g)	Diversified Financials	L+650		6/15/23	$211	206	211
Apex Group Limited	(g)	Diversified Financials	L+700	1.0%	6/15/25	£2,921	3,711	3,711
Apex Group Limited	(g)	Diversified Financials	L+700	1.0%	6/15/25	$3,208	3,186	3,208
Apex Group Limited	(g)	Diversified Financials	L+700	1.3%	6/15/25	1,422	1,397	1,422
AVF Parent LLC		Retailing	L+725	1.3%	3/1/24	13,674	13,675	10,811
Borden Dairy Co		Food, Beverage & Tobacco	L+750	1.0%	7/6/23	4,375	4,375	3,973
CEPSA Holdco (Matador Bidco)	(g)(h)(l)	Energy	L+475		6/19/26	547	542	550
CHS/Community Health Systems, Inc.	(f)(g)(l)	Health Care Equipment & Services	8.0%		3/15/26	1,920	1,864	1,850
Conservice LLC		Consumer Services	L+525		11/30/24	2,985	2,958	3,004
Conservice LLC	(e)	Consumer Services	L+525		11/30/24	484	481	486
Constellis Holdings LLC/Constellis Finance Corp		Capital Goods	L+625	1.0%	4/15/22	4,324	4,268	4,002
CSafe Global	(e)	Capital Goods	L+650	1.0%	11/1/21	261	261	260
CSafe Global	(e)	Capital Goods	L+650	1.0%	10/31/23	522	522	522
CSafe Global		Capital Goods	L+650	1.0%	10/31/23	2,483	2,483	2,483
Eagle Family Foods Inc		Food, Beverage & Tobacco	L+650	1.0%	6/14/23	93	92	89
Eagle Family Foods Inc	(e)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	286	284	275
Eagle Family Foods Inc		Food, Beverage & Tobacco	L+650	1.0%	6/14/24	2,501	2,476	2,406
Empire Today LLC		Retailing	L+650	1.0%	11/17/22	2,925	2,925	2,911
FullBeauty Brands Holdings Corp		Retailing	L+1,000	1.0%	2/7/22	185	185	181
FullBeauty Brands Holdings Corp	(l)	Retailing	L+900	1.0%	2/7/24	1,078	1,052	1,023
Hudson Technologies Co	(g)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	5,607	5,563	3,848
Icynene Group Ltd		Materials	L+700	1.0%	11/30/24	6,895	6,895	6,797
JSS Holdings Ltd		Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	9,985	9,915	10,284
Kodiak BP LLC		Capital Goods	L+725	1.0%	12/1/24	13,366	13,366	13,232
See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Lenovo Group Ltd	(g)	Technology Hardware & Equipment	9.6%		6/30/22		$1,736	$1,736	$1,736
Lenovo Group Ltd	(g)	Technology Hardware & Equipment	9.6%		6/30/22		€826	940	940
Lipari Foods LLC		Food & Staples Retailing	L+588	1.0%	1/4/25		$11,193	11,107	11,171
Lipari Foods LLC	(e)	Food & Staples Retailing	L+588	1.0%	1/4/25		2,316	2,316	2,312
Monitronics International Inc	(h)(l)	Commercial & Professional Services	L+550	1.0%	9/30/22		1,378	1,326	1,316
Multi-Color Corp	(g)(h)(l)	Commercial & Professional Services	6.8%		7/15/26		1,168	1,168	1,183
Murray Energy Corp		Energy	L+900	1.0%	2/12/21		1,000	995	998
North Haven Cadence Buyer Inc	(e)	Consumer Services	L+500	1.0%	9/2/21		188	188	188
North Haven Cadence Buyer Inc		Consumer Services	L+650	1.0%	9/2/22		761	761	757
North Haven Cadence Buyer Inc		Consumer Services	L+795	1.0%	9/2/22		3,656	3,656	3,638
North Haven Cadence Buyer Inc		Consumer Services	L+650	1.0%	9/2/22		1,017	1,017	1,012
North Haven Cadence Buyer Inc	(e)	Consumer Services	L+650	1.0%	9/2/22		21	21	21
One Call Care Management Inc	(h)(l)	Insurance	L+400	1.0%	11/27/20		28	25	24
One Call Care Management Inc	(h)(l)	Insurance	L+525	1.0%	11/27/22		645	545	527
PF Chang’s China Bistro Inc	(l)	Consumer Services	L+650		3/1/26		527	522	510
Power Distribution Inc		Capital Goods	L+725	1.3%	1/25/23		4,674	4,674	4,569
Propulsion Acquisition LLC	(l)	Capital Goods	L+600	1.0%	7/13/21		7,436	7,379	7,361
Reliant Rehab Hospital Cincinnati LLC		Health Care Equipment & Services	L+675	1.0%	8/30/24		5,498	5,453	5,420
Safariland LLC		Capital Goods	L+725	1.1%	11/18/23		67	67	64
Safariland LLC		Capital Goods	L+775	1.1%	11/18/23		4,660	4,660	4,462
Savers Inc		Retailing	L+650, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24		2,839	2,805	2,810
Savers Inc		Retailing	L+650, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24	C$	3,943	2,902	2,981
Sequel Youth & Family Services LLC		Health Care Equipment & Services	L+700	1.0%	9/1/23		$1,217	1,217	1,229
Sequel Youth & Family Services LLC		Health Care Equipment & Services	L+800		9/1/23		7,000	7,000	7,070
Smart & Final Stores LLC	(g)(l)	Food & Staples Retailing	L+675		6/20/25		5,187	4,669	4,817
Sorenson Communications LLC	(l)	Telecommunication Services	L+650		4/29/24		5,196	4,994	5,215
Tangoe LLC		Software & Services	L+650	1.0%	11/28/25		4,754	4,709	4,721
Torrid Inc		Retailing	L+675	1.0%	12/14/24		2,193	2,169	2,169
Trace3 Inc		Software & Services	L+675	1.0%	8/3/24		7,478	7,478	7,403
Vertiv Group Corp	(h)(l)	Technology Hardware & Equipment	L+400	1.0%	11/30/23		558	532	532
See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Virgin Pulse Inc		Software & Services	L+650	1.0%	5/22/25	$10,107	$10,035	$10,057
York Risk Services Group Inc	(l)	Insurance	L+375	1.0%	10/1/21	974	970	924
Total Senior Secured Loans—First Lien							190,116	184,134
Unfunded Loan Commitments							(4,279)	(4,279)
Net Senior Secured Loans—First Lien							185,837	179,855
Senior Secured Loans—Second Lien—7.7%
Ammeraal Beltech Holding BV	(g)	Capital Goods	L+800		7/27/26	4,804	4,714	4,688
athenahealth Inc		Health Care Equipment & Services	L+850		2/11/27	5,990	5,933	6,037
Chisholm Oil & Gas Operating LLC		Energy	L+800	1.0%	3/21/24	6,000	6,000	5,901
Emerald Performance Materials LLC	(h)(l)	Materials	L+775	1.0%	8/1/22	29	29	29
LBM Borrower LLC	(l)	Capital Goods	L+925	1.0%	8/20/23	2,427	2,388	2,378
One Call Care Management Inc		Insurance	L+375, 6.0% PIK (6.0% Max PIK)	1.0%	4/11/24	1,430	1,418	1,237
Pure Fishing Inc		Consumer Durables & Apparel	L+838	1.0%	12/31/26	4,301	4,259	4,056
Rise Baking Company		Food, Beverage & Tobacco	L+800	1.0%	8/9/26	1,652	1,637	1,627
Total Senior Secured Loans—Second Lien							26,378	25,953
Other Senior Secured Debt—8.4%
Akzo Nobel Specialty Chemicals	(f)(g)(l)	Materials	8.0%		10/1/26	1,783	1,773	1,841
APTIM Corp	(f)(l)	Diversified Financials	7.8%		6/15/25	3,286	3,286	2,530
Artesyn Embedded Technologies Inc	(f)(l)	Technology Hardware & Equipment	9.8%		10/15/20	673	652	685
Black Swan Energy Ltd	(g)	Energy	9.0%		1/20/24	1,334	1,334	1,314
Enterprise Development Authority	(f)(l)	Consumer Services	12.0%		7/15/24	978	1,017	1,066
Frontier Communications Corp	(f)(g)(l)	Telecommunication Services	8.5%		4/1/26	3,126	3,028	3,040
Genesys Telecommunications Laboratories Inc	(f)(l)	Technology Hardware & Equipment	10.0%		11/30/24	428	470	466
JC Penney Corp Inc	(f)(g)(l)	Retailing	5.7%		6/1/20	38	35	34
JW Aluminum Co	(f)(l)	Materials	10.3%		6/1/26	759	759	801
Lycra	(f)(g)(l)	Consumer Durables & Apparel	7.5%		5/1/25	1,913	1,917	1,825
MultiPlan Inc	(f)(l)	Health Care Equipment & Services	7.1%		6/1/24	2,027	2,042	1,911
Numericable-SFR	(f)(g)(l)	Software & Services	8.1%		2/1/27	333	333	350
See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
PAREXEL International Corp	(f)(l)	Pharmaceuticals, Biotechnology & Life Sciences	6.4%		9/1/25	$21	$20	$20
Pattonair Holdings Ltd	(f)(g)(h)(l)	Capital Goods	9.0%		11/1/22	1,974	2,030	2,033
Ply Gem Holdings Inc	(f)(l)	Capital Goods	8.0%		4/15/26	2,390	2,291	2,336
Velvet Energy Ltd	(g)	Energy	9.0%		10/5/23	3,000	3,000	3,135
Vivint Inc	(f)(l)	Commercial & Professional Services	7.9%		12/1/22	3,471	3,425	3,345
Vivint Inc	(f)(l)	Commercial & Professional Services	7.6%		9/1/23	2,299	2,123	1,862
Total Other Senior Secured Debt							29,535	28,594
Subordinated Debt—17.5%
All Systems Holding LLC		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	7	7	7
Ascent Resources Utica Holdings LLC/ARU Finance Corp	(f)(l)	Energy	10.0%		4/1/22	6,500	6,500	6,914
athenahealth Inc		Health Care Equipment & Services	L+1,125 PIK (L+1,125 Max PIK)			2,995	2,995	3,033
Avantor Inc	(f)(l)	Pharmaceuticals, Biotechnology & Life Sciences	9.0%		10/1/25	12,500	12,502	13,969
CEC Entertainment Inc	(f)(l)	Consumer Services	8.0%		2/15/22	1,414	1,421	1,430
ClubCorp Club Operations Inc	(f)(l)	Consumer Services	8.5%		9/15/25	3,339	3,228	3,114
Diamond Resorts International Inc	(f)(l)	Consumer Services	10.8%		9/1/24	933	974	924
GFL Environmental Inc	(f)(g)(l)	Commercial & Professional Services	8.5%		5/1/27	2,574	2,646	2,777
Hub International Ltd	(f)(l)	Insurance	7.0%		5/1/26	1,025	1,010	1,042
Intelsat Jackson Holdings SA	(f)(g)(l)	Media	5.5%		8/1/23	1,761	1,601	1,616
Ken Garff Automotive LLC	(f)(l)	Retailing	7.5%		8/15/23	1,837	1,851	1,910
LifePoint Hospitals Inc	(f)(l)	Health Care Equipment & Services	9.8%		12/1/26	2,728	2,729	2,864
Plastipak Holdings Inc	(f)(l)	Materials	6.3%		10/15/25	284	265	258
Quorum Health Corp	(f)(l)	Health Care Equipment & Services	11.6%		4/15/23	735	732	643
SRS Distribution Inc	(f)(l)	Capital Goods	8.3%		7/1/26	3,567	3,519	3,478
Stars Group Holdings BV	(f)(g)(l)	Consumer Services	7.0%		7/15/26	521	521	552
Team Health Inc	(f)(l)	Health Care Equipment & Services	6.4%		2/1/25	2,412	2,136	1,857
Vertiv Group Corp	(f)(l)	Technology Hardware & Equipment	9.3%		10/15/24	5,073	5,014	4,883
Vivint Inc	(f)(l)	Commercial & Professional Services	8.8%		12/1/20	1,741	1,710	1,658
York Risk Services Group Inc	(f)(l)	Insurance	8.5%		10/1/22	7,645	7,361	6,326
Total Subordinated Debt							58,722	59,255

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value
Asset Based Finance—1.5%
Abacus JV, Private Equity	(g)	Insurance				929,136	$929	$929
Altavair NewCo, Private Equity	(g)(j)	Capital Goods				314,950	315	331
Australis Maritime, Private Equity	(g)(j)	Transportation				500,745	501	501
Home Partners JV, Structured Mezzanine	(g)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$1,411	1,411	1,411
Home Partners JV, Structured Mezzanine	(e)(g)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$1,411	1,411	1,411
Home Partners JV, Common Equity	(g)(j)	Real Estate				705,286	705	705
Home Partners JV, Private Equity	(g)(j)	Real Estate				38,056	38	10
Pretium Partners LLC, Structured Mezzanine	(g)	Real Estate	9.5%		5/29/25	$1,222	1,222	1,222
Total Asset Based Finance							6,532	6,520
Unfunded Commitments							(1,411)	(1,411)
Net Asset Based Finance							5,121	5,109
See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Equity/Other—4.0%
All Systems Holding LLC, Common Stock	(j)	Commercial & Professional Services				4	$39	$55
ASG Technologies, Warrant	(j)	Software & Services			6/27/22	12,081	344	438
Chisholm Oil & Gas Operating LLC, Series A Units	(j)(k)	Energy				75,000	75	35
CSafe Global, Common Stock	(j)	Capital Goods				17,400	17	32
Empire Today LLC, Common Stock	(j)	Retailing				14	41	57
FullBeauty Brands Holdings Corp, Common Stock	(j)	Retailing				5,486	26	57
JSS Holdings Ltd, Net Profits Interest	(j)	Capital Goods				4	—	55
JW Aluminum Co, Common Stock	(j)	Materials				41	—	—
JW Aluminum Co, Preferred Stock		Materials	12.50% PIK		2/15/28	1,003	5,562	12,125
North Haven Cadence Buyer Inc, Common Stock	(j)	Consumer Services				208,333	208	401
Power Distribution Inc, Common Stock	(j)	Capital Goods				323,572	277	99
SSC (Lux) Limited S.a r.l., Common Stock	(g)(j)	Health Care Equipment & Services				11,364	227	285
Trace3 Inc, Common Stock	(j)	Software & Services				1,545	15	45
Total Equity/Other							6,831	13,684
TOTAL INVESTMENTS—92.3%							$312,424	312,450
OTHER ASSETS IN EXCESS OF LIABILITIES—7.7%								25,890
NET ASSETS—100.0%								$338,340

Total Return Swap		Notional Amount	Unrealized Depreciation
Citibank TRS Facility (Note 8)	(g)	$145,596	$(4,082)

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2019, the three-month London Interbank Offered Rate, or LIBOR or “L,” was 2.32% and the Euro Interbank Offered Rate, or EURIBOR, or “E”, was (0.31)%. PIK means paid-in-kind.

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

(g)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2019, 86.3% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 85.2% of the Company’s total assets represented qualifying assets as of June 30, 2019.

(h)
Position or portion thereof unsettled as of June 30, 2019.

(i)
Security was on non-accrual status as of June 30, 2019.

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

FS Investment Corporation IV
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Numericable-SFR	(f)(g)(l)	Software & Services	8.1%		2/1/27	$333	$333	$315
Pattonair Holdings Ltd	(f)(g)(l)	Capital Goods	9.0%		11/1/22	1,259	1,302	1,272
Ply Gem Holdings Inc	(f)(l)	Capital Goods	8.0%		4/15/26	2,390	2,286	2,199
Velvet Energy Ltd	(g)	Energy	9.0%		10/5/23	3,000	3,000	3,024
Vivint Inc	(f)(l)	Commercial & Professional Services	7.6%		9/1/23	2,299	2,107	1,881
Vivint Inc	(f)(l)	Commercial & Professional Services	7.9%		12/1/22	3,471	3,420	3,289
Total Other Senior Secured Debt							29,369	26,586
Subordinated Debt—19.3%
All Systems Holding LLC		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	7	7	7
Ascent Resources Utica Holdings LLC/ARU Finance Corp	(f)(l)	Energy	10.0%		4/1/22	6,500	6,500	6,652
Avantor Inc	(f)(l)	Pharmaceuticals, Biotechnology & Life Sciences	9.0%		10/1/25	12,500	12,502	12,508
CEC Entertainment Inc	(f)(l)	Consumer Services	8.0%		2/15/22	7,100	6,805	6,390
ClubCorp Club Operations Inc	(f)(l)	Consumer Services	8.5%		9/15/25	3,339	3,221	3,005
Diamond Resorts International Inc	(f)(l)	Consumer Services	10.8%		9/1/24	933	977	842
Exterran Energy Solutions LP/EES Finance Corp	(f)(g)(l)	Energy	8.1%		5/1/25	2,743	2,743	2,645
Great Lakes Dredge & Dock Corp	(f)(g)(l)	Capital Goods	8.0%		5/15/22	4,105	4,105	4,174
Intelsat Jackson Holdings SA	(f)(g)(l)	Media	5.5%		8/1/23	1,761	1,585	1,549
Ken Garff Automotive LLC	(f)(l)	Retailing	7.5%		8/15/23	1,837	1,852	1,823
LifePoint Hospitals Inc	(f)(l)	Health Care Equipment & Services	9.8%		12/1/26	2,344	2,318	2,233
PF Chang’s China Bistro Inc	(f)(l)	Consumer Services	10.3%		6/30/20	2,633	2,492	2,404
Quorum Health Corp	(f)(l)	Health Care Equipment & Services	11.6%		4/15/23	786	783	749
SRS Distribution Inc	(f)(l)	Capital Goods	8.3%		7/1/26	3,567	3,516	3,282
Stars Group Holdings BV	(f)(g)(l)	Consumer Services	7.0%		7/15/26	521	521	506
Surgery Partners Holdings LLC	(f)(l)	Health Care Equipment & Services	6.8%		7/1/25	416	397	360
Team Health Inc	(f)(l)	Health Care Equipment & Services	6.4%		2/1/25	2,412	2,117	1,969
Vertiv Group Corp	(f)(l)	Technology Hardware & Equipment	9.3%		10/15/24	5,082	5,018	4,523
Vivint Inc	(f)(l)	Commercial & Professional Services	8.8%		12/1/20	2,327	2,236	2,219
York Risk Services Group Inc	(f)(l)	Insurance	8.5%		10/1/22	8,695	8,323	6,087
Total Subordinated Debt							68,018	63,927
Asset Based Finance—0.0%
Australis Maritime, Private Equity	(g)(j)	Transportation				104,330	104	104
Total Asset Based Finance							104	104

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Equity/Other—3.1%
All Systems Holding LLC, Common Stock		Commercial & Professional Services				4	$39	$45
ASG Technologies, Warrants	(j)	Software & Services			6/27/2022	12,081	344	351
Chisholm Oil & Gas Operating LLC, Series A Units	(j)(k)	Energy				75,000	75	32
CSafe Global, Common Stock	(j)	Capital Goods				17,400	17	24
Empire Today LLC, Common Stock	(j)	Retailing				14	41	40
JSS Holdings Ltd, Net Profits Interest	(j)	Capital Goods				—	—	64
JW Aluminum Co, Common Stock	(j)	Materials				41	—	—
JW Aluminum Co, Preferred Stock		Materials	12.5% PIK		11/17/2025	1,003	4,835	9,039
North Haven Cadence Buyer Inc, Common Equity	(j)	Consumer Services				208,333	208	318
Power Distribution Inc, Common Stock	(j)	Capital Goods				230,769	231	121
SSC (Lux) Limited S.a r.l., Common Stock	(g)(j)	Health Care Equipment & Services				11,364	227	278
Trace3 Inc, Common Stock		Diversified Financials				1,545	16	29
Total Equity/Other							6,033	10,341
TOTAL INVESTMENTS—87.0%							$295,875	288,841
OTHER ASSETS IN EXCESS OF LIABILITIES—13.0%								43,097
NET ASSETS—100.0%								$331,938

Total Return Swap		Notional Amount	Unrealized Appreciation
Citibank TRS Facility (Note 8)	(g)	$171,065	$(4,689)
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

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Investment Corporation IV, or the Company, was incorporated under the general corporation laws of the State of Maryland on February 25, 2015 and formally commenced investment operations on January 6, 2016. In November 2017, the Company closed its continuous public offering of Class T common stock to new investors. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2019, the Company had various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2019. All significant intercompany transactions have been eliminated in consolidation.
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
On May 31, 2019, the Company entered into an Agreement and Plan of Merger, or the Merger Agreement, with Corporate Capital Trust II, a Delaware statutory trust, or CCT II, FS Investment Corporation II, a Maryland corporation, or FSIC II, FS Investment Corporation III, a Maryland corporation, or FSIC III and, collectively with the Company, FSIC II and CCT II, the Funds, NT Acquisition 1, Inc., a Maryland corporation and wholly-owned subsidiary of FSIC II, or Merger Sub 1, NT Acquisition 2, Inc., a Delaware corporation and wholly-owned subsidiary of FSIC II, or Merger Sub 2, NT Acquisition 3, Inc., a Maryland corporation and wholly-owned subsidiary of FSIC II, or Merger Sub 3, and the Advisor. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, (i) Merger Sub 1 will merge with and into FSIC III, with FSIC III continuing as the surviving company and as a wholly-owned subsidiary of FSIC II, or Merger 1A, and, immediately thereafter, FSIC III will merge with and into FSIC II, with FSIC II continuing as the surviving company or, together with Merger 1A, Merger 1, (ii) Merger Sub 2 will merge with and into CCT II, with CCT II continuing as the surviving company and as a wholly-owned subsidiary of FSIC II, or Merger 2A, and, immediately thereafter, CCT II will merge with and into FSIC II, with FSIC II continuing as the surviving company or, together with Merger 2A, Merger 2, and (iii) Merger Sub 3 will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of FSIC II, or Merger 3A, and, immediately thereafter, the Company will merge with and into FSIC II, with FSIC II continuing as the surviving company or, together with the Merger 3A, Merger 3 and, collectively with Merger 1 and Merger 2, the Mergers. See Note 11 for additional information.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The December 31, 2018 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification, or ASC, Topic 946, Financial Services—Investment Companies.
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
Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2018 and the audited consolidated financial statements as of and for the year ended December 31, 2018 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2019.
As of June 30, 2019, the Company reclassified investments that were previously categorized as Equity/Other to Asset Based Finance. The Company has adjusted the presentation of its asset categories for all periods presented to conform to the current period presentation.
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

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the six months ended June 30, 2019, the Company recognized $691 in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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
Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2019 and 2018:
	Six Months Ended June 30,
	2019		2018
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	539,589	$5,810	576,472	$6,431
Share Repurchase Program	(536,746)	(5,770)	(399,830)	(4,460)
Net Proceeds from Share Transactions	2,843	$40	176,642	$1,971
During the period from July 1, 2019 to August 9, 2019, the Company issued 87,421 shares of Class T common stock pursuant to its distribution reinvestment plan, or DRP, for gross proceeds of  $944 at an average price per share of  $10.80. For additional information regarding the terms of the DRP, see Note 5.
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
Share Repurchase Program
Historically, the Company has conducted quarterly tender offers pursuant to its share repurchase program. The Company’s board of directors considers the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase shares of common stock and under what terms:
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
In conjunction with the announced Merger Agreement, the Company’s board of directors suspended the Company’s share repurchase program.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of its common stock pursuant to its share repurchase program during the six months ended June 30, 2019 and 2018:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2018
December 31, 2017	January 10, 2018	113,036	100%	0.36%	$11.1549	$1,261
March 31, 2018	April 2, 2018	286,794	100%	0.90%	$11.1549	3,199
Total		399,830				$4,460
Fiscal 2019
December 31, 2018	January 11, 2019	267,472	31%	0.85%	$10.7500	$2,875
March 31, 2019	April 1, 2019	269,274	30%	0.85%	$10.7500	2,895
Total		536,746				$5,770
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
Shares of Class T common stock are subject to annual distribution fees of 1.00% of the estimated value of such shares, as determined in accordance with applicable rules of The Financial Industry Regulatory Authority, Inc., or FINRA. The annual distribution fees are paid by the Company to FS Investment Solutions, LLC, or FS Investment Solutions or the dealer manager, pursuant to a distribution plan adopted by the Company in compliance with Rules 12b-1 and 17d-3 under the 1940 Act, as if those rules applied to the Company. Among other requirements, such plan must be approved annually by a vote of the Company’s board of directors, including the directors who are not “interested persons” as defined in the 1940 Act and have no direct or indirect financial interest in the operation of such plan or in any agreements related to such plan.
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
The annual distribution fees accrue daily commencing upon the initial sale of shares of common stock in the Company’s continuous public offering until an investor reaches the sales charge cap, as defined below. The accruals as of and for the six months ended June 30, 2019 and 2018 reflect amounts beginning with the

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

initial sale of shares of common stock in the Company’s continuous public offering through June 30, 2019 and 2018, respectively. The annual distribution fees are payable with respect to all shares of Class T common stock, other than shares issued under the DRP. The annual distribution fees will terminate for all Class T stockholders upon a liquidity event. In addition, the Company will stop paying the annual distribution fees with respect to any outstanding Class T share when the total underwriting compensation from the upfront selling commissions, dealer manager fees and annual distribution fees attributable to any share equals 7.25% of gross offering proceeds, or the sales charge cap. The sales charge cap applicable to certain shares, including shares sold prior to January 25, 2017, will be reduced by the amount of any upfront sales load that is waived for such shares or to otherwise account for any lower upfront sales load paid by an investor with respect to such shares.
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
The following table describes the fees and expenses the Company accrued under the FSIC IV Advisor investment advisory and administrative services agreement and the investment advisory and administrative services agreement and fees that FS Investment Solutions received pursuant to the Company’s distribution plan during the three and six months ended June 30, 2019 and 2018:
			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source	Description	2019	2018	2019	2018
FSIC IV Advisor and the Advisor	FSIC IV Advisor Investment Advisory and Administrative Services Agreement and the Investment Advisory and Administrative Services Agreement	Base Management Fees(1)	$1,386	$1,415	$2,801	$3,040
FSIC IV Advisor and the Advisor	FSIC IV Advisor Investment Advisory and Administrative Services Agreement and the Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$947	$372	$2,341	372
FSIC IV Advisor and the Advisor	FSIC IV Advisor Investment Advisory and Administrative Services Agreement and the Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fees(3)	—	$(179)	—	$(914)
FSIC IV Advisor and the Advisor	FSIC IV Advisor Investment Advisory and Administrative Services Agreement and the Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$48	$153	$218	$231
FS Investment Solutions	Distribution Plan	Distribution Fees(5)	$56	$39	$109	$79

(1)
FSIC IV Advisor contractually agreed, effective February 1, 2017, to permanently waive 0.25% of its base management fee to which it is entitled under the FSIC IV Advisor investment advisory and administrative services agreement so that the fee received equaled 1.75% of the average value of the Company’s weekly gross assets. Under the investment advisory and administrative services agreement, the base management fee is equal to 1.50% of the average value of the Company’s weekly gross assets and the

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Advisor is not waiving any portion of such fee. As a result, the amounts shown for the three and six months ended June 30, 2018 are net of waivers of  $21 and $253, respectively. During the six months ended June 30, 2019 and 2018, $2,772 and $3,221, respectively, in base management fees were paid to the Advisor and/or FSIC IV Advisor. As of June 30, 2019, $1,386 in base management fees were payable to the Advisor.
(2)
During the six months ended June 30, 2019 and 2018, $2,297 and $0, respectively, of subordinated incentive fees on income were paid to the Advisor. As of June 30, 2019, a subordinated incentive fee on income of  $947 was payable to the Advisor.

(3)
During the six months ended June 30, 2019, the Company did not accrue capital gains incentive fees based on the performance of its portfolio. During the six months ended June 30, 2018, the Company reversed $914 of capital gains incentive fees previously accrued based on the performance of its portfolio. As of June 30, 2019, the Company did not accrue any capital gains incentive fees. As of December 31, 2018, the Company had reversed $1,742 in capital gains incentive fees previously accrued based on the performance of its portfolio. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. The Company did not pay capital gains incentive fees during the six months ended June 30, 2019. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(4)
During the six months ended June 30, 2019 and 2018, $172 and $201, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Advisor or FSIC IV Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $25 for the six months ended June 30, 2019. The Company paid $174 and $172 in administrative services expenses to the Advisor and FSIC IV Advisor during the six months ended June 30, 2019 and 2018, respectively.

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
During the six months ended June 30, 2019, the Advisor did not defer the receipt of any base management fees. As of June 30, 2019, there were no deferred base management fees subject to future payment by the Company.
Note 5. Distributions
The following table reflects the cash distributions per share that the Company has declared on its common stock during the six months ended June 30, 2019 and 2018:
	Distribution(1)
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.17452	$5,247
June 30, 2018	0.17545	5,562
Total	$0.34997	$10,809
Fiscal 2019
March 31, 2019	$0.17688	$5,545
June 30, 2019	0.17758	5,579
Total	$0.35446	$11,124

(1)
Distribution amounts and per share amounts shown are net of annual distribution fees, which began accruing on February 1, 2017. See Note 4 for a discussion regarding annual distribution fees.

The Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On April 30, 2019, the Company’s board of directors declared regular monthly cash distributions for July 2019 through September 2019, each in the gross amount of  $0.067258 per share. The gross amount declared includes the portion of the annual distribution fee amount, which is an expense of the Company and not paid to stockholders. These distributions, less the annual distribution

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

fee amount, have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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
The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of the Company’s common stock pursuant to its DRP, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all. No portion of the distribution paid during the six months ended June 30, 2019 and 2018 was funded through the reimbursement of operating expenses by FS Investments or the Advisor.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions paid to stockholders on a tax basis that the Company has paid on its common stock during the six months ended June 30, 2019 and 2018:
Six Months Ended June 30,
	2019		2018
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	11,124	100%	10,809	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Total	$11,124	100%	$10,809	100%

(1)
During the six months ended June 30, 2019 and 2018, 93.2% and 94.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.6% and 1.5%, respectively, was attributable to non-cash accretion of discount and 5.2% and 4.2%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the six months ended June 30, 2019 and 2018 was $11,361 and $9,544, respectively. As of June 30, 2019 and December 31, 2018, the Company had $7,337 and $7,100, respectively, of undistributed net investment income and accumulated undistributed net realized gains on a tax basis.
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
The following table sets forth a reconciliation between GAAP-basis net investment income (loss) and tax-basis net investment income during the six months ended June 30, 2019 and 2018:
	Six Months Ended June 30,
	2019	2018
GAAP-basis net investment income (loss)	$7,780	$6,920
Reversal of incentive fee accrual on unrealized gains	—	(914)
Reclassification of unamortized original issue discount, amendment fees and prepayment fees	(321)	(143)
Tax-basis net investment income portion of total return swap payments	3,460	2,891
Accretion of discount on total return swap	578	361
Other miscellaneous differences	(136)	429
Tax-basis net investment income	$11,361	$9,544

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
As of June 30, 2019 and December 31, 2018, the components of accumulated earnings on a tax basis were as follows:
	June 30, 2019 (Unaudited)	December 31, 2018
Distributable ordinary income (net investment income and short-term capital gains)	$7,337	$5,695
Distributable capital gains (accumulated capital losses)(1)	(4,345)	1,405
Other temporary differences	(880)	(886)
Net unrealized appreciation (depreciation) on investments and total return swap and gain (loss) on foreign currency(2)	(5,989)	(16,445)
Total	$(3,877)	$(10,231)

(1)
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of June 30, 2019, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of  $280 and $4,066, respectively.

(2)
As of June 30, 2019 and December 31, 2018, the gross unrealized appreciation on the Company’s investments and TRS was $16,150 and $8,731, respectively, and the gross unrealized depreciation on the Company’s investments and TRS was $22,139 and $25,176, respectively.

The aggregate cost of the Company’s investments, including the accretion of discount on the TRS, for U.S. federal income tax purposes totaled $314,359 and $300,597 as of June 30, 2019 and December 31, 2018, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis, including the TRS, was $(5,989) and $(16,445) as of June 30, 2019 and December 31, 2018, respectively.
Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2019 and December 31, 2018:
	June 30, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$185,837	$179,855	58%	$163,500	$159,270	55%
Senior Secured Loans—Second Lien	26,378	25,953	8%	28,851	28,613	10%
Other Senior Secured Debt	29,535	28,594	9%	29,369	26,586	9%
Subordinated Debt	58,722	59,255	19%	68,018	63,927	22%
Asset Based Finance	5,121	5,109	2%	104	104	0%
Equity/Other	6,831	13,684	4%	6,033	10,341	4%
Total	$312,424	$312,450	100%	$295,875	$288,841	100%
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2019 and December 31, 2018 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8. The investments underlying the TRS had a notional amount

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

and market value of  $145,596 and $141,196, respectively as of June 30, 2019 and $171,065 and $164,955, respectively, as of December 31, 2018.
	June 30, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$298,570	$289,451	64%	$294,702	$285,678	63%
Senior Secured Loans—Second Lien	59,241	57,553	13%	68,714	67,160	15%
Other Senior Secured Debt	29,535	28,594	6%	29,369	26,586	6%
Subordinated Debt	58,722	59,255	13%	68,018	63,927	14%
Asset Based Finance	5,121	5,109	1%	104	104	0%
Equity/Other	6,831	13,684	3%	6,033	10,341	2%
Total	$458,020	$453,646	100%	$466,940	$453,796	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of June 30, 2019 and December 31, 2018, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2019, the Company had nine unfunded debt investments with aggregate unfunded commitments of  $5,690 and unfunded equity/other commitments of  $20,196. As of December 31, 2018, the Company had seven unfunded debt investments with aggregate unfunded commitments of  $2,769. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of June 30, 2019 and audited consolidated schedule of investments as of December 31, 2018.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2019 and December 31, 2018:
	June 30, 2019 (Unaudited)		December 31, 2018
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$1,890	1%	$1,680	1%
Capital Goods	63,026	20%	70,327	24%
Commercial & Professional Services	20,680	7%	28,756	10%
Consumer Durables & Apparel	5,881	2%	5,213	2%
Consumer Services	16,413	5%	18,140	6%
Diversified Financials	10,876	3%	15,657	5%
Energy	18,847	6%	20,565	7%
Food & Staples Retailing	15,984	5%	—	—
Food, Beverage & Tobacco	8,086	3%	8,038	3%
Health Care Equipment & Services	32,199	10%	27,627	9%
Insurance	11,009	4%	8,333	3%
Materials	21,851	7%	17,114	6%
Media	1,616	1%	1,549	1%
Pharmaceuticals, Biotechnology & Life Sciences	13,989	4%	13,769	5%
Real Estate	3,348	1%	—	—
Retailing	25,743	8%	28,455	10%
Software & Services	23,014	7%	15,238	5%
Technology Hardware & Equipment	9,242	3%	8,276	3%
Telecommunication Services	8,255	3%	—	—
Transportation	501	0%	104	0%
Total	$312,450	100%	$288,841	100%
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
As of June 30, 2019 and December 31, 2018, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:
Valuation Inputs	June 30, 2019 (Unaudited)		December 31, 2018
	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	113,420	—	115,687	—
Level 3—Significant unobservable inputs	199,030	(4,082)	173,154	(4,689)
Total	$312,450	$(4,082)	$288,841	$(4,689)
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
The following is a reconciliation for the six months ended June 30, 2019 and 2018 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Six Months Ended June 30, 2019
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$140,540	$17,851	$4,311	$7	$104	$10,341	$173,154
Accretion of discount (amortization of premium)	43	10	—	—	—	16	69
Net realized gain (loss)	3	—	—	—	—	—	3
Net change in unrealized appreciation (depreciation)	(1,528)	(288)	138	38	(12)	2,545	893
Purchases	33,167	5,930	—	2,995	5,017	71	47,180
Paid-in-kind interest	89	43	—	—	—	711	843
Sales and repayments	(23,112)	—	—	—	—	—	(23,112)
Net transfers in or out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$149,202	$23,546	$4,449	$3,040	$5,109	$13,684	$199,030
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(1,528)	$(288)	$138	$38	$(12)	$2,545	$893

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

The following is a reconciliation for the six months ended June 30, 2019 and 2018 of the total return swap for which significant unobservable inputs (Level 3) were used in determining the fair value:
	For the Six Months Ended June 30,
	2019	2018
Fair value at beginning of period	$(4,689)	$868
Accretion of discount (amortization of premium)	—	—
Net realized gain (loss)	3,696	5,065
Net change in unrealized appreciation (depreciation)	607	(2,757)
Sales and repayments	(3,696)	(5,065)
Net transfers in or out of Level 3	—	—
Fair value at end of period	$(4,082)	$(1,889)
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to the total return swap still held at the reporting date	$607	$(2,757)

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2019 and December 31, 2018 were as follows:
Type of Investment	Fair Value at June 30, 2019 (Unaudited)(1)	Valuation Technique(2)	Unobservable Input	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input(4)
Senior Debt	$156,893	Discounted Cash Flow	Discount Rate	7.3% – 16.5% (9.9%)	Decrease
	14,840	Waterfall	EBITDA Multiple	4.1x – 6.0x (4.6x)	Increase
	4,845	Cost
	619	Indicative Dealer Quotes		84.9% – 84.9% (84.9%)	Increase
Subordinated Debt	3,033	Discounted Cash Flow	Discount Rate	13.9% – 13.9% (13.9%)	Decrease
	7	Waterfall	EBITDA Multiple	10.2x – 10.2x (10.2x)	Increase
Asset Based Finance	4,778	Cost
	331	Discounted Cash Flow	Discount Rate	7.9% – 7.9% (7.9%)	Decrease
Equity/Other	10,598	Waterfall	EBITDA Multiple	4.7x – 14.5x (8.1x)	Increase
	3,031	Other
	55	Option Pricing Model	Equity Illiquidity Discount	15.0% – 15.0% (15.0%)	Decrease
Total	$199,030
Total Return Swap	$(4,082)	Indicative Dealer Quotes		86.7% – 101.3% (98.3%)	Increase

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

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2018	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$131,529	Market Comparables	Market Yield (%)	8.1% – 16.8%	10.7%
			EBITDA Multiples (x)	5.3x – 6.3x	5.8x
	9,011	Cost	Cost	99.0% – 100.0%	99.5%
Senior Secured Loans—Second Lien	13,593	Market Comparables	Market Yield (%)	10.0% – 14.5%	11.9%
	4,258	Cost	Cost	98.5% – 98.5%	98.5%
Other Senior Secured Debt	4,311	Market Comparables	Market Yield (%)	8.2% – 10.3%	9.4%
Subordinated Debt	7	Market Comparables	EBITDA Multiples (x)	9.6x – 10.1x	9.9x
Asset Based Finance	104	Cost	Cost	100.0% – 100.0%	100.0%
Equity/Other	10,277	Market Comparables	EBITDA Multiples (x)	5.5x – 14.3x	7.4x
	64	Option Valuation Model	Volatility (%)	30.0% – 30.0%	30.0%
Total	$173,154
Total Return Swap	$(4,689)	Market Quotes	Indicative Dealer Quotes	75.9% – 100.0%	93.6%

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

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2019 and December 31, 2018. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2018. Any significant changes to the Company’s financing arrangements during the six months ended June 30, 2019 are discussed below.
	As of June 30, 2019 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage	L+1.25%	$35,000	$15,000	March 26, 2020(2)
Citibank Total Return Swap	Total Return Swap	L+1.60%	$145,596	$29,404	N/A(3)
	As of December 31, 2018
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage	L+1.25%	$35,000	$15,000	September 27, 2019(2)
Citibank Total Return Swap	Total Return Swap	L+1.60%	$171,065	$3,935	N/A(3)

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
This facility generally is terminable upon 270 days’ notice by either party. As of June 30, 2019 and December 31, 2018, neither party to the facility had provided notice of its intent to terminate the facility.

(3)
The TRS may be terminated by Cheltenham Funding at any time, subject to payment of an early termination fee if prior to the date 30 days before October 19, 2019 (January 19, 2019 as of December 31, 2018), or by Citibank on or after October 19, 2019 (January 19, 2019 as of December 31, 2018), in each case, in whole or in part, upon prior written notice to the other party.

For the three and six months ended June 30, 2019 and 2018, the components of total interest expense for the Company’s financing arrangement were as follows:
	Three Months Ended June 30,
	2019			2018
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
BNP Facility(2)	$292	—	$292	$236	—	$236
	Six Months Ended June 30,
	2019			2018
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
BNP Facility(2)	$714	—	$714	$458	—	$458

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

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2019 were $33,039 and 4.32%, respectively. As of June 30, 2019, the Company’s effective interest rate on borrowings was 3.99%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of June 30, 2019 and December 31, 2018.
Citibank Total Return Swap
Counterparty	Description	Termination Date	Value as of June 30, 2019
Citibank	A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate.	Citibank may terminate the TRS on or after October 19, 2019, unless certain specified events permit Citibank to terminate the TRS on an earlier date. Cheltenham Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank, subject to an early termination fee if prior to the date 30 days before October 19, 2019.	$(4,082)
As of June 30, 2019 and December 31, 2018, the fair value of the TRS was $(4,082) and $(4,689), respectively, which is reflected on the Company’s consolidated balance sheets as unrealized appreciation (depreciation) on total return swap. As of June 30, 2019 and December 31, 2018, the receivable due on the TRS was $542 and $532, respectively, which is reflected on the Company’s consolidated balance sheets as a receivable due on total return swap. As of June 30, 2019 and December 31, 2018, the Company posted $57,583 and $67,529, respectively, in cash collateral held by Citibank, of which only $55,297 and $64,991, respectively, was required to be posted. The cash collateral held by Citibank is reflected in the Company’s consolidated balance sheets as due from counterparty. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding on its consolidated balance sheets as of June 30, 2019 and December 31, 2018.
For the six months ended June 30, 2019 and 2018, transactions in the TRS resulted in net realized gain (loss) on total return swap of  $3,696 and $5,065, respectively, and unrealized appreciation (depreciation) on total return swap of  $607 and $(2,757), respectively, both of which are reported on the Company’s consolidated statements of operations.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The following is a summary of the underlying loans subject to the TRS as of June 30, 2019:
Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Access CIG LLC	Software & Services	L+775		2/27/26	$411	$402	$(9)
Accuride Corp	Capital Goods	L+525	1.0%	11/17/23	3,310	3,069	(241)
Advantage Sales & Marketing Inc	Commercial & Professional Services	L+325	1.0%	7/23/21	4,454	4,257	(197)
Advantage Sales & Marketing Inc	Commercial & Professional Services	L+650	1.0%	7/25/22	739	652	(87)
American Bath Group LLC	Capital Goods	L+975	1.0%	9/30/24	2,760	2,985	225
ATX Networks Corp(3)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	6,243	6,104	(139)
Belk Inc	Retailing	L+475	1.0%	12/12/22	5,967	5,541	(426)
Brand Energy & Infrastructure Services Inc	Capital Goods	L+425	1.0%	6/21/24	502	494	(8)
Caprock Midstream LLC	Energy	L+475		11/3/25	1,811	1,755	(56)
CDS US Intermediate Holdings Inc(3)	Media	L+825	1.0%	7/10/23	3,238	2,935	(303)
CSM Bakery Products	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	1,545	1,512	(33)
Dayton Superior Corp	Materials	L+800, 6.0% PIK (6.0% Max PIK)	1.0%	11/15/21	3,577	3,159	(418)
Diamond Resorts International Inc	Consumer Services	L+375	1.0%	9/2/23	7,492	7,223	(269)
Distribution International Inc	Retailing	L+575	1.0%	12/15/21	989	980	(9)
Eagleclaw Midstream Ventures LLC	Energy	L+425	1.0%	6/24/24	3,322	3,306	(16)
EIF Van Hook Holdings LLC	Energy	L+525		9/5/24	2,172	2,124	(48)
Emerald Performance Materials LLC(4)	Materials	L+775	1.0%	8/1/22	38	37	(1)
Excelitas Technologies Corp	Technology Hardware & Equipment	L+750	1.0%	12/1/25	910	900	(10)
Foresight Energy LLC(3)	Materials	L+575	1.0%	3/28/22	3,265	2,626	(639)
Gulf Finance LLC	Energy	L+525	1.0%	8/25/23	4,524	3,795	(729)
Ivanti Software Inc	Software & Services	L+425	1.0%	1/20/24	2,482	2,485	3
JC Penney Corp Inc(3)	Retailing	L+425	1.0%	6/23/23	409	371	(38)
Jo-Ann Stores Inc	Retailing	L+500	1.0%	10/20/23	1,906	1,727	(179)
Jostens Inc	Consumer Services	L+550		12/19/25	1,039	1,058	19
LBM Borrower LLC	Capital Goods	L+375	1.0%	8/20/22	8,433	8,443	10
LBM Borrower LLC(4)	Capital Goods	L+925	1.0%	8/20/23	5,808	5,830	22
LD Intermediate Holdings Inc	Software & Services	L+588	1.0%	12/9/22	6,660	7,331	671
MedAssets Inc	Health Care Equipment & Services	L+450	1.0%	10/20/22	5,576	5,336	(240)
Mitel US Holdings Inc	Technology Hardware & Equipment	L+450		11/30/25	43	41	(2)
Monitronics International Inc(4)	Commercial & Professional Services	L+550	1.0%	9/30/22	3,733	3,678	(55)
NaviHealth Inc.	Health Care Equipment & Services	L+500		8/1/25	4,390	4,557	167
OPE Inmar Acquisition Inc	Software & Services	L+800	1.0%	5/1/25	6,895	6,510	(385)
P2 Energy Solutions, Inc.	Software & Services	L+400	1.0%	10/30/20	2,388	2,516	128
P2 Energy Solutions, Inc.	Software & Services	L+800	1.0%	4/30/21	1,309	1,463	154
PAE Holding Corp	Capital Goods	L+550	1.0%	10/20/22	22	22	—
Paradigm Acquisition Corp	Health Care Equipment & Services	L+750		10/26/26	488	484	(4)
Peak 10 Holding Corp	Telecommunication Services	L+350		8/1/24	3,002	2,942	(60)
Peak 10 Holding Corp	Telecommunication Services	L+725	1.0%	8/1/25	4,582	3,911	(671)
Sequa Corp	Materials	L+500	1.0%	11/28/21	5,641	5,589	(52)
Sequa Corp	Materials	L+900	1.0%	4/28/22	2,270	2,164	(106)
SI Group Inc	Materials	L+475		10/15/25	857	878	21
SIRVA Worldwide Inc	Commercial & Professional Services	L+550		8/4/25	827	814	(13)
SIRVA Worldwide Inc	Commercial & Professional Services	L+950		8/3/26	706	645	(61)
Smart Foodservice(3)	Food & Staples Retailing	L+475		6/20/26	730	739	9

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
SMG/PA	Consumer Services	L+700		1/23/26	$1,124	$1,124	$—
Sutherland Global Services Inc(3)	Software & Services	L+538	1.0%	4/23/21	4,211	4,343	132
Team Health Inc	Health Care Equipment & Services	L+275	1.0%	2/6/24	22	21	(1)
Vertiv Group Corp(4)	Technology Hardware & Equipment	L+400	1.0%	11/30/23	2,533	2,510	(23)
Vivint Inc	Commercial & Professional Services	L+500		4/1/24	5,645	5,391	(254)
WireCo WorldGroup Inc	Capital Goods	L+900	1.0%	9/30/24	1,585	1,558	(27)
York Risk Services Group Inc(4)	Insurance	L+375	1.0%	10/1/21	3,011	2,859	(152)
Total					$145,596	$141,196	(4,400)
Total TRS Accrued Income and Liabilities:							318
Total TRS Fair Value:							$(4,082)

The following is a summary of the underlying loans subject to the TRS as of December 31, 2018:
Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Access CIG LLC	Software & Services	L+775		2/27/26	$411	$398	$(13)
Accuride Corp	Capital Goods	L+525	1.0%	11/17/23	3,327	3,342	15
Advantage Sales & Marketing Inc	Commercial & Professional Services	L+325	1.0%	7/23/21	4,477	4,138	(339)
Advantage Sales & Marketing Inc	Commercial & Professional Services	L+650	1.0%	7/25/22	739	648	(91)
Aleris International Inc	Materials	L+475		2/27/23	491	490	(1)
American Bath Group LLC	Capital Goods	L+975	1.0%	9/30/24	2,760	2,970	210
ATX Networks Corp(3)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	6,345	6,219	(126)
Belk Inc	Retailing	L+475	1.0%	12/12/22	6,008	5,572	(436)
Caprock Midstream LLC	Energy	L+475		11/3/25	1,811	1,710	(101)
CDS US Intermediate Holdings Inc(3)	Media	L+825	1.0%	7/10/23	3,238	2,632	(606)
Centric Group LLC(4)	Retailing	L+800	1.0%	2/1/24	7,772	7,668	(104)
CSM Bakery Products	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	1,545	1,468	(77)
Dayton Superior Corp	Materials	L+800, 6.0% PIK (6.0% Max PIK)	1.0%	11/15/21	3,697	3,223	(474)
Diamond Resorts International Inc	Consumer Services	L+375	1.0%	9/2/23	7,530	7,135	(395)
Distribution International Inc	Retailing	L+500	1.0%	12/15/21	991	910	(81)
Eagleclaw Midstream Ventures LLC	Energy	L+425	1.0%	6/24/24	3,339	3,266	(73)
EIF Van Hook Holdings LLC	Energy	L+525		9/5/24	2,213	2,181	(32)
Foresight Energy LLC(3)	Materials	L+575	1.0%	3/28/22	3,352	3,285	(67)
Grocery Outlet Inc	Food & Staples Retailing	L+725		10/22/26	693	688	(5)
Gulf Finance LLC	Energy	L+525	1.0%	8/25/23	4,547	3,556	(991)
Ivanti Software Inc	Software & Services	L+425	1.0%	1/20/24	2,494	2,428	(66)
JC Penney Corp Inc(3)	Retailing	L+425	1.0%	6/23/23	415	371	(44)
Jo-Ann Stores Inc	Retailing	L+500	1.0%	10/20/23	1,954	1,873	(81)
Jostens Inc	Consumer Services	L+550		12/19/25	1,088	1,089	1
Koosharem LLC	Commercial & Professional Services	L+450	1.0%	4/18/25	538	519	(19)
LBM Borrower LLC	Capital Goods	L+375	1.0%	8/20/22	8,475	7,905	(570)
LBM Borrower LLC(4)	Capital Goods	L+925		8/20/23	5,808	5,820	12
LD Intermediate Holdings Inc	Software & Services	L+588	1.0%	12/9/22	6,840	6,802	(38)
MedAssets Inc	Health Care Equipment & Services	L+450	1.0%	10/20/22	5,605	5,413	(192)
Mitel US Holdings Inc	Technology Hardware & Equipment	L+450		11/30/25	1,649	1,598	(51)
Monitronics International Inc(3)	Commercial & Professional Services	L+550		9/30/22	1,133	1,038	(95)
NaviHealth Inc.	Health Care Equipment & Services	L+500		8/1/25	4,412	4,348	(64)
OPE Inmar Acquisition Inc	Software & Services	L+800		5/1/25	6,895	6,878	(17)
P2 Energy Solutions, Inc.	Energy	L+400	1.3%	10/30/20	2,400	2,458	58
P2 Energy Solutions, Inc.	Energy	L+800	1.0%	4/30/21	1,309	1,425	116

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Paradigm Acquisition Corp	Health Care Equipment & Services	L+750		10/26/26	$488	$489	$1
Peak 10 Holding Corp	Telecommunication Services	L+325	1.0%	8/1/24	2,550	2,488	(62)
Peak 10 Holding Corp	Telecommunication Services	L+725		8/1/25	4,582	4,125	(457)
PF Chang’s China Bistro Inc	Consumer Services	L+500	1.0%	9/1/22	3,333	3,326	(7)
Savers Inc	Retailing	L+375	1.3%	7/9/19	553	530	(23)
Sequa Corp	Materials	L+500	1.0%	11/28/21	5,569	5,378	(191)
Sequa Corp	Materials	L+900	1.0%	4/28/22	2,270	2,159	(111)
SI Group Inc	Materials	L+475		10/15/25	861	859	(2)
SIRVA Worldwide Inc	Commercial & Professional Services	L+550		8/2/25	837	831	(6)
SIRVA Worldwide Inc	Commercial & Professional Services	L+950		8/2/26	706	649	(57)
SMG/PA	Consumer Services	L+700		1/23/26	1,124	1,093	(31)
Sorenson Communications LLC	Telecommunication Services	L+575	2.3%	4/30/20	9,924	9,887	(37)
Strike LLC	Energy	L+800	1.0%	11/30/22	2,771	2,849	78
Sutherland Global Services Inc(3)	Software & Services	L+538	1.0%	4/23/21	799	782	(17)
Sutherland Global Services Inc(3)	Software & Services	L+538	1.0%	4/23/21	3,434	3,358	(76)
Team Health Inc	Health Care Equipment & Services	L+275	1.0%	2/6/24	22	21	(1)
Vivint Inc	Commercial & Professional Services	L+500		4/1/24	5,673	5,523	(150)
Westbridge Technologies Inc(4)	Technology Hardware & Equipment	L+850	1.0%	4/28/23	4,655	4,738	83
WireCo WorldGroup Inc	Capital Goods	L+900	1.0%	9/30/24	1,586	1,562	(24)
York Risk Services Group Inc(4)	Insurance	L+375	1.0%	10/1/21	3,027	2,844	(183)
Total					$171,065	$164,955	(6,110)
Total TRS Accrued Income and Liabilities:							1,421
Total Unreceived Gain (Loss)							—
Total Accrued Financing Fee							—
Total TRS Fair Value:							$(4,689)

(1)
Loan may be an obligation of one or more entities affiliated with the named company.

(2)
The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2019 and December 31, 2018, three-month LIBOR was 2.32% and 2.81%, respectively.

(3)
The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

(4)
Security is also held directly by the Company or one of its wholly-owned subsidiaries as of June 30, 2019 and/or December 31, 2018.

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

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Commitments and Contingencies (continued)

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of June 30, 2019, the Company’s unfunded commitments consisted of the following:
Category/Company (1)	Commitment Amount
Senior Secured Loans—First Lien
Apex Group Limited	$206
Conservice LLC	481
CSafe Global	261
CSafe Global	522
Eagle Family Foods Inc	284
Lipari Foods LLC	2,316
North Haven Cadence Buyer Inc	188
North Haven Cadence Buyer Inc	21
Asset Based Finance
Home Partners JV, Structured Mezzanine	1,411
Total	$5,690
Unfunded equity/other commitments	$20,196

(1)
May be commitments to one or more entities affiliated with the named company.

As of June 30, 2019, the Company’s unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of  $(4). The Company funds its equity investments as it receives funding notices from the portfolio companies. As of June 30, 2019, the Company’s unfunded equity commitments have a fair value of zero.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at June 30, 2019 and December 31, 2018.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights
The following is a schedule of financial highlights of the Company for the six months ended June 30, 2019 and the year ended December 31, 2018:
	Six Months Ended June 30, 2019 (Unaudited)	Year Ended December 31, 2018
Per Share Data:(1)
Net asset value, beginning of period	$10.51	$11.12
Results of operations(2)
Net investment income	0.25	0.48
Net realized gain (loss) and unrealized appreciation (depreciation)	0.31	(0.40)
Net increase (decrease) in net assets resulting from operations	0.56	0.08
Stockholder distributions(3)
Distributions from net investment income	(0.36)	(0.69)
Distributions from net realized gain on investments	—	(0.01)
Net decrease in net assets resulting from stockholder distributions	(0.36)	(0.70)
Capital share transactions
Issuance of common stock(4)	—	0.01
Repurchases of common stock(5)	—	—
Net increase in net assets resulting from capital share transactions	—	0.01
Net asset value, end of period	$10.71	$10.51
Shares outstanding, end of period	31,587,313	31,584,470
Total return(6)	5.28%	0.60%
Total return (without assuming reinvestment of distributions)(6)	5.33%	0.81%
Ratio/Supplemental Data:
Net assets, end of period	$338,340	$331,938
Ratio of net investment income to average net assets(7)	4.63%	4.36%
Ratio of operating expenses to average net assets(7)	5.05%	3.80%
Ratio of net expenses to average net assets(7)	5.05%	3.72%
Portfolio turnover(8)	20.20%	32.71%
Total amount of senior securities outstanding, exclusive of treasury securities	$125,299	$141,074
Asset coverage per unit(9)	3.70	3.35

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

(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2019 are annualized, with the exception of capital gains incentive fees. Annualized ratios for the six months ended June 30, 2019 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2019. The following is a schedule of supplemental ratios for the six months ended June 30, 2019 and for the year ended December 31, 2018:

	Six Months Ended June 30, 2019 (Unaudited)	Year Ended December 31, 2018
Ratio of subordinated income incentive fees to average net assets	1.39%	0.43%
Ratio of accrued capital gains incentive fees to average net assets	—	(0.50)%
Ratio of interest expense to average net assets	0.42%	0.24%
Ratio of excise taxes to average net assets	—	0.10%
(8)
Portfolio turnover for the six months ended June 30, 2019 is not annualized.

(9)
Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 11. Fund Mergers
On May 31, 2019, the Funds entered into the Merger Agreement with Merger Sub 1, Merger Sub 2, Merger Sub 3 and the Advisor. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, (i) Merger Sub 1 will merge with and into FSIC III, with FSIC III continuing as the surviving company and as a wholly-owned subsidiary of FSIC II, and, immediately thereafter, FSIC III will merge with and into FSIC II, with FSIC II continuing as the surviving company, (ii) Merger Sub 2 will merge with and into CCT II, with CCT II continuing as the surviving company and as a wholly-owned subsidiary of FSIC II, and, immediately thereafter, CCT II will merge with and into FSIC II, with FSIC II continuing as the surviving company and (iii) Merger Sub 3 will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of FSIC II, and, immediately thereafter, the Company will merge with and into FSIC II, with FSIC II continuing as the surviving company. The parties to the Merger Agreement intend the Mergers to be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
In the Mergers, each share of FSIC III common stock, CCT II common stock and the Company’s common stock issued and outstanding immediately prior to the effective time of Merger 1A, Merger 2A and Merger 3A, respectively, will be converted into the right to receive a number of shares of FSIC II common stock equal to an exchange ratio with respect to the applicable Merger, to be determined in connection with the closing of such Merger, or each, the applicable Exchange Ratio. The Exchange Ratio for each of Merger 1A, Merger 2A and Merger 3A will equal the net asset value per share of FSIC III

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Fund Mergers (continued)

common stock, CCT II common stock and the Company’s common stock, respectively (determined, in each case, no earlier than 48 hours (excluding Sundays and holidays) prior to the closing date of the applicable Merger), divided by the net asset value per share of FSIC II common stock (determined, in each case, no earlier than 48 hours (excluding Sundays and holidays) prior to the closing date of the applicable Merger).
Consummation of the Mergers, which is currently anticipated to occur during the fourth quarter of 2019, is subject to certain closing conditions, including (1) requisite approvals of the applicable Funds’ stockholders, (2) certain required charter amendments for each of the Funds, (3) the absence of certain legal impediments to the consummation of the Mergers, (4) effectiveness of the registration statement on Form N-14, which includes a joint proxy statement of the Funds and a prospectus of FSIC II, and (5) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement. Merger 1A (involving a wholly-owned subsidiary of FSIC II and FSIC III) is a condition precedent to each of the Mergers. Therefore, Merger 3A (including a wholly-owned subsidiary of FSIC II and the Company) will not occur unless Merger 1A also occurs. No other Merger is a condition precedent to any other Merger.
The Merger Agreement also contains certain termination rights in favor of each Fund including if the Mergers are not completed on or before May 31, 2020 or if the requisite approvals of the applicable Fund’s stockholders are not obtained.

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

•
the tax status of the enterprises in which we may invest; and

•
the Mergers, the likelihood the Mergers are completed and the anticipated timing of their completion.

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
Pending Merger with FSIC II
On May 31, 2019, the Funds, Merger Sub 1, Merger Sub 2, Merger Sub 3 and the Advisor entered into the Merger Agreement. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, (i) Merger Sub 1 will merge with and into FSIC III, with FSIC III continuing as the surviving company and as a wholly-owned subsidiary of FSIC II, and, immediately thereafter, FSIC III will merge with and into FSIC II, with FSIC II continuing as the surviving company, (ii) Merger Sub 2 will merge with and into CCT II, with CCT II continuing as the surviving company and as a wholly-owned subsidiary of FSIC II, and, immediately thereafter, CCT II will merge with and into FSIC II, with FSIC II continuing as the surviving company and (iii) Merger Sub 3 will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of FSIC II, and, immediately thereafter, the Company will merge with and into FSIC II, with FSIC II continuing as the surviving company. See Note 11 for additional information. The parties to the Merger Agreement intend the Mergers to be treated as a “reorganization” within the meaning of Section 368(a) of the Code.
In the Mergers, each share of FSIC III common stock, CCT II common stock and the Company’s common stock issued and outstanding immediately prior to the effective time of Merger 1A, Merger 2A and Merger 3A, respectively, will be converted into the right to receive a number of shares of FSIC II common stock equal to the applicable Exchange Ratio. The Exchange Ratio for each of Merger 1A, Merger 2A and Merger 3A will equal the net asset value per share of FSIC III common stock, CCT II common stock and the Company’s common stock, respectively (determined, in each case, no earlier than 48 hours (excluding Sundays and holidays) prior to the closing date of the applicable Merger), divided by the net asset value per share of FSIC II common stock (determined, in each case, no earlier than 48 hours (excluding Sundays and holidays) prior to the closing date of the applicable Merger).
The Merger Agreement contains representations, warranties and covenants, including, among others, covenants relating to the operation of each of the Funds’ and the Advisor’s businesses during the period prior to the closing of the Mergers. The Funds have agreed to convene and hold meetings of their respective stockholders for the purpose of obtaining the required approvals of the Funds’ stockholders, respectively, and have agreed to recommend that their stockholders approve their respective proposals.
The Merger Agreement provides that the board of directors or trustees of each Fund may not solicit proposals relating to alternative transactions, or, subject to certain exceptions, enter into discussions or negotiations or provide information in connection with any proposal for an alternative transaction. However, each of the Funds may, subject to certain conditions, change its recommendation to its respective stockholders, terminate the Merger Agreement and enter into an agreement with respect to a superior alternative proposal if the board of directors or trustees of such Fund determines in its reasonable good faith judgment, after consultation with its outside legal counsel, that the failure to take such action would be reasonably likely to breach its standard of conduct under applicable law (taking into account any changes to the Merger Agreement proposed by the other Funds).
Consummation of the Mergers, which is currently anticipated to occur during the fourth quarter of 2019, is subject to certain closing conditions, including (1) requisite approvals of the Funds’ stockholders, (2) certain required charter amendments for each of the Funds, (3) the absence of certain legal impediments to the consummation of the Mergers, (4) effectiveness of the registration statement on Form N-14, which includes a joint proxy statement of FSIC II, FSIC III, the Company and CCT II, and a prospectus of the FSIC II, and (5) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement. Merger 1A (involving a wholly-owned subsidiary of FSIC II and FSIC III) is a condition precedent to each of the Mergers. Therefore, Merger 3A (including a wholly-owned subsidiary of FSIC II and the Company) will not occur unless Merger 1A also occurs. No other Merger is a condition precedent to any other Merger.
The Merger Agreement also contains certain termination rights in favor of each Fund including if the Mergers are not completed on or before May 31, 2020 or if the requisite approvals of the applicable Fund’s stockholders are not obtained.
Portfolio Investment Activity for the Three and Six Months Ended June 30, 2019
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2019:
Net Investment Activity	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Purchases	$38,994	$78,639
Sales and Repayments	(40,000)	(61,557)
Net Portfolio Activity	$(1,006)	$17,082

	For the Three Months Ended June 30, 2019		For the Six Months Ended June 30, 2019
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$20,755	53%	$50,921	65%
Senior Secured Loans—Second Lien	29	0%	5,959	8%
Other Senior Secured Debt	9,067	23%	9,067	11%
Subordinated Debt	4,395	11%	7,603	10%
Asset Based Finance	4,702	13%	5,017	6%
Equity/Other	46	0%	72	0%
Total	$38,994	100%	$78,639	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2019 and the year ended December 31, 2018:
	June 30, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$185,837	$179,855	58%	$163,500	$159,270	55%
Senior Secured Loans—Second Lien	26,378	25,953	8%	28,851	28,613	10%
Other Senior Secured Debt	29,535	28,594	9%	29,369	26,586	9%
Subordinated Debt	58,722	59,255	19%	68,018	63,927	22%
Asset Based Finance	5,121	5,109	2%	104	104	0%
Equity/Other	6,831	13,684	4%	6,033	10,341	4%
Total	$312,424	$312,450	100%	$295,875	$288,841	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2019 and December 31, 2018 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8 to our unaudited consolidated financial statements included herein. The investments underlying the TRS had a notional amount and market value of  $145,596 and $141,196, respectively, as of June 30, 2019 and $171,065 and $164,955, respectively, as of December 31, 2018.
	June 30, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$298,570	$289,451	64%	$294,702	$285,678	63%
Senior Secured Loans—Second Lien	59,241	57,553	13%	68,714	67,160	15%
Other Senior Secured Debt	29,535	28,594	6%	29,369	26,586	6%
Subordinated Debt	58,722	59,255	13%	68,018	63,927	14%
Asset Based Finance	5,121	5,109	1%	104	104	0%
Equity/Other	6,831	13,684	3%	6,033	10,341	2%
Total	$458,020	$453,646	100%	$466,940	$453,796	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2019 and December 31, 2018:
	June 30, 2019	December 31, 2018
Number of Portfolio Companies	87	72
% Variable Rate Debt Investments (based on fair value)(1)(2)	65.0%	64.6%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	33.7%	34.4%
% Other Income Producing Investments (based on fair value)(3)	0.3%	0.0%
% Non-Income Producing Investments (based on fair value)(2)	1.0%	0.5%
% of Investments on Non-Accrual (based on fair value)	—	0.5%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	10.0%	10.1%
Weighted Average Annual Yield on All Debt Investments(5)	9.4%	9.8%

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

(4)
The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of  (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period.

(5)
The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of  (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period.

Based on our regular monthly gross cash distribution amount of  $0.067258 per share as of June 30, 2019 and our distribution reinvestment price of  $10.80 as of such date, the gross annualized distribution rate was 7.47% as of June 30, 2019. The gross annualized distribution rate includes annual distribution fees, as determined in accordance with applicable FINRA rules. The net annualized distribution rate to stockholders, which excludes annual distribution fees, was 6.64% as of June 30, 2019 based on our distribution reinvestment price of  $10.80. During the six months ended June 30, 2019, our total return was 5.28% and our total return without assuming reinvestment of distributions was 5.33%.
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

Direct Originations
The following table presents certain selected information regarding our direct originations as of June 30, 2019 and December 31, 2018:
Characteristics of All Direct Originations held in Portfolio	June 30, 2019	December 31, 2018
Number of Portfolio Companies	43	34
% of Investments on Non-Accrual (based on fair value)	—	—
Total Cost of Direct Originations	$197,444	$171,245
Total Fair Value of Direct Originations	$192,392	$172,405
% of Total Investments, at Fair Value	61.6%	59.7%
Weighted Average Annual Yield on Accruing Debt Investments(1)	9.8%	10.7%
Weighted Average Annual Yield on All Debt Investments(2)	9.6%	10.3%

(1)
The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of  (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Does not include Debt Investments on non-accrual status.

(2)
The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of  (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period.

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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of June 30, 2019 and December 31, 2018:
	June 30, 2019		December 31, 2018
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$199,845	64%	$162,944	56%
2	105,136	34%	105,896	37%
3	6,378	2%	16,758	6%
4	1,091	0%	3,243	1%
Total	$312,450	100%	$288,841	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2019 and 2018
Revenues
Our investment income for the three and six months ended June 30, 2019 and 2018 was as follows:
	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$6,900	90%	$6,026	88%	$14,360	88%	$12,115	92%
Paid-in-kind interest income	433	6%	283	4%	843	5%	562	4%
Fee income	341	4%	528	8%	1,070	7%	558	4%
Dividend income	—	—	—	—	—	—	15	0%
Total investment income(1)	$7,674	100%	$6,837	100%	$16,273	100%	$13,250	100%

(1)
Such revenues represent $7,128 and $6,456 of cash income earned as well as $546 and $381 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2019 and 2018, respectively. Such revenues represent $15,176 and $12,487 of cash income earned as well as $1,097 and $763 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2019 and 2018, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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
The increase in interest income during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 can be primarily attributed to the higher average invested balance during the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018. The decrease in fee income during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to the decrease of origination activity during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase in fee income during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to the increase of origination activity in the three months ended March 31, 2019.

Expenses
Our operating expenses for the three and six months ended June 30, 2019 and 2018 were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Management fees	$1,386	$1,436	$2,801	$3,293
Subordinated income incentive fees	947	372	2,341	372
Capital gains incentive fees	—	(179)	—	(914)
Administrative services expenses	48	153	218	231
Stock transfer agent fees	50	50	100	100
Accounting and administrative fees	25	27	80	78
Interest expense	292	236	714	458
Distribution fees	788	1,440	1,567	2,061
Directors’ fees	15	76	43	360
Expenses associated with our independent audit and related fees	63	63	126	126
Legal fees	84	19	134	39
Printing fees	75	75	148	148
Other	51	83	221	231
Total operating expenses	3,824	3,851	8,493	6,583
Management fee waiver	—	(21)	—	(253)
Net expenses	$3,824	$3,830	$8,493	$6,330
The following table reflects selected expense ratios as a percent of average net assets for the three and six months ended June 30, 2019 and 2018:
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Ratio of operating expenses to average net assets	1.13%	1.10%	2.53%	1.88%
Ratio of management fee waiver to average net assets(1)	—	(0.01)%	—	(0.07)%
Ratio of net operating expenses to average net assets	1.13%	1.09%	2.53%	1.81%
Ratio of incentive fees and interest expense to average net assets(1)	(0.37)%	(0.13)%	(0.91)%	0.02%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.76%	0.96%	1.62%	1.83%

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
Net Investment Income (Loss)
Our net investment income (loss) totaled $3,850 ($0.12 per share) and $3,007 ($0.10 per share) for the three months ended June 30, 2019 and 2018, respectively. The increase in net investment income for the three months ended June 30, 2019 can be attributed to the increase in interest income as discussed above, offset by higher incentive fees and interest expense.

Our net investment income (loss) totaled $7,780 ($0.25 per share) and $6,920 ($0.22 per share) for the six months ended June 30, 2019 and 2018, respectively. The increase in net investment income for the six months ended June 30, 2019 can be attributed to the increase in interest income as discussed above, offset by higher incentive fees and interest expense.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, total return swap and foreign currency for the three and six months ended June 30, 2019 and 2018, were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net realized gain (loss) on investments(1)	$(1,341)	$272	$(1,630)	$722
Net realized gain (loss) on total return swap	1,313	2,588	3,696	5,065
Net realized gain (loss) on foreign currency	(16)	—	(29)	—
Total net realized gain (loss)	$(44)	$2,860	$2,037	$5,787

(1)
We sold investments and received principal repayments of  $15,962 and $24,038, respectively, during the three months ended June 30, 2019 and $11,103 and $30,966, respectively, during the three months ended June 30, 2018. We sold investments and received principal repayments of  $28,739 and $32,818, respectively, during the six months ended June 30, 2019 and $21,289 and $32,800, respectively, during the six months ended June 30, 2018.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments and total return swap and unrealized gain (loss) on foreign currency for the three and six months ended June 30, 2019 and 2018, were as follows:
	Three Months Ended June 30,		Six Months Ended June 30
	2019	2018	2019	2018
Net change in unrealized appreciation (depreciation) on investments	$2,564	$647	$7,060	$(3,960)
Net change in unrealized appreciation (depreciation) on total return swap	(157)	(2,637)	607	(2,757)
Net change in unrealized gain (loss) on foreign currency	5	—	2	—
Total net change in unrealized appreciation (depreciation)	$2,412	$(1,990)	$7,669	$(6,717)
During the three and six months ended June 30, 2019, the net unrealized appreciation was primarily driven by higher valuations from Level 2 categorized assets.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2019 and 2018, the net increase (decrease) in net assets resulting from operations was $6,218 ($0.20 per share) and $3,877 ($0.12 per share), respectively. For the six months ended June 30, 2019 and 2018, the net increase (decrease) in net assets resulting from operations was $17,486 ($0.56 per share) and $5,990 ($0.19 per share), respectively.
Financial Condition, Liquidity and Capital Resources
Overview
As of June 30, 2019, we had $10,010 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $57,583 in cash held as collateral by Citibank under the terms of the TRS. In addition, as of June 30, 2019, we had $29,404 in capacity available under the TRS and $15,000 in borrowings available under our other financing arrangement, subject to borrowing base and other limitations. As of June 30, 2019, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of June 30, 2019, we had nine debt investments with aggregate unfunded commitments of  $5,690 and unfunded equity/other commitments of $20,196. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of June 30, 2019:
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage	L+1.25%	$35,000	$15,000	March 26, 2020(2)
Citibank Total Return Swap	Total Return Swap	L+1.60%	$145,596	$29,404	N/A(3)

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
As described in Note 8 to our unaudited consolidated financial statements included herein, this facility generally is terminable upon 270 days’ notice by either party. As of June 30, 2019, neither party to the facility had provided notice of its intent to terminate the facility.

(3)
The TRS may be terminated by Cheltenham Funding at any time, subject to payment of an early termination fee if prior to the date 30 days before October 19, 2019, or by Citibank on or after October 19, 2019, in each case, in whole or in part, upon prior written notice to the other party.

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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the six months ended June 30, 2019 was funded through the reimbursement of operating expenses by the Advisor.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who elect to receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.
The following table reflects the cash distributions per share that we have declared on our common stock during the six months ended June 30, 2019 and 2018:
	Distribution(1)
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.17452	$5,247
June 30, 2018	0.17545	5,562
Total	$0.34997	$10,809
Fiscal 2019
March 31, 2019	$0.17688	$5,545
June 30, 2019	0.17758	5,579
Total	$0.35446	$11,124

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
Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the six months ended June 30, 2019, we recognized $691 in structuring fee revenue. We record prepayment premiums on loans and securities as fee income when we receive such amounts.
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
Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2019 and 2018, we did not incur any interest or penalties.
See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our significant accounting policies.
Contractual Obligations
We have entered into an agreement with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of this agreement and for the amount of fees and expenses accrued under similar agreements with FSIC IV Advisor during the six months ended June 30, 2019 and 2018.
A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at June 30, 2019 is as follows:
		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
BNP Facility(2)	March 26, 2020	$35,000	$35,000	—	—	—

(1)
Amounts outstanding will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
At June 30, 2019, $15,000 remained unused under the BNP Facility. The BNP Facility generally is terminable upon 270 days’ notice by either party. As of June 30, 2019, neither Broomall Funding nor BNPP had provided notice of its intent to terminate the facility.

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
Item 3.
Quantitative and Qualitative Disclosures About Market Risk. (dollar amounts in thousands)

We are subject to financial market risks, including changes in interest rates. As of June 30, 2019, 65.0% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 33.7% were debt investments paying fixed interest rates while 0.3% were other income producing investments and 1.0% consisted of non-income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income.
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

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2019:
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(3,509)	$(1,806)	$(1,703)	(7.2)%
No change	—	—	—	—
Up 100 basis points	$3,527	$1,806	$1,721	7.3%
Up 300 basis points	$10,593	$5,418	$5,175	21.8%
Up 500 basis points	$17,659	$9,030	$8,629	36.4%

(1)
Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Cheltenham Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.60% per annum on the utilized notional amount of the loans subject to the TRS. As of June 30, 2019, all of the loans underlying the TRS (based on fair value) paid variable interest rates.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2019 and 2018, we did not engage in interest rate hedging activities.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”
Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three month period ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.
Risk Factors.

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2018, as supplemented by our definitive proxy statement for the Mergers (filed on August 13, 2019).
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information concerning our repurchases of shares of our Class T common stock pursuant to our share repurchase program during the quarter ended June 30, 2019:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 to April 30, 2019	269,274	$10.7500	269,274	—(1)
May 1 to May 31, 2019	—	—	—	—
June 1 to June 30, 2019	—	—	—	—
Total	269,274	$10.7500	269,274	—(1)

(1)
The maximum number of shares available for repurchase on April 1, 2019 was 269,274. A description of the calculation of the maximum number of shares of common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

See Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a more detailed discussion of the terms of our share repurchase program.
Item 3.
Defaults upon Senior Securities.

Not applicable.
Item 4.
Mine Safety Disclosures.

Not applicable.
Item 5.
Other Information.

Not applicable.

Item 6.
Exhibits.

2.1	Agreement and Plan of Merger, dated as of May 31, 2019, by and among FS Investment Corporation II, Corporate Capital Trust II, FS Investment Corporation III, FS Investment Corporation IV, NT Acquisition 1, Inc., NT Acquisition 2, Inc., NT Acquisition 3, Inc. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 2.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on June 3, 2019).
3.1	Articles of Amendment and Restatement of FS Investment Corporation IV (Incorporated by reference to Exhibit (a)(2) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).
3.2	Articles Supplementary of FS Investment Corporation IV (Incorporated by reference to Exhibit 3.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on June 3, 2019).
3.3	Amended and Restated Bylaws of FS Investment Corporation IV (Incorporated by reference to Exhibit 3.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on June 3, 2019).
4.1	Amended and Restated Distribution Reinvestment Plan of FS Investment Corporation IV. (Incorporated by reference to Exhibit 4.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on October 13, 2017.)
10.1	Investment Advisory and Administrative Services Agreement, dated as of April 9, 2018, by and between FS Investment Corporation IV and FS/KKR Advisor, LLC (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on April 9, 2018).
10.2	Second Amended and Restated Dealer Manager Agreement, dated as of January 25, 2017, by and among the Registrant, FSIC IV Advisor, LLC and FS Investment Solutions, LLC (Incorporated by reference to exhibit (h)(1) to Post-Effective Amendment No. 7 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on February 2, 2017).
10.3	Custodian Agreement, by and between FS Investment Corporation IV and State Street Bank and Trust Company (Incorporated by reference to Exhibit (j) to Pre-Effective Amendment No. 4 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on September 24, 2015).
10.4	Amended and Restated Distribution Plan (Incorporated by reference to Exhibit (k)(3) filed with Post-Effective Amendment No. 7 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on February 2, 2017).
10.5	Amended and Restated Class Shares Plan (Incorporated by reference to Exhibit (k)(4) to Post-Effective Amendment No. 7 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on February 2, 2017).
10.6	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).
10.7	Amended and Restated Paragraph 13 of the Credit Support Annex, dated as of September 5, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit (k)(6) to Post-Effective Amendment No. 9 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 18, 2017).
10.8	Confirmation Letter Agreement, dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).

10.9	Amended and Restated Confirmation Letter Agreement, dated as of April 12, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on April 14, 2016).
10.10	Second Amended and Restated Confirmation Letter Agreement, effective as of June 3, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on June 8, 2016).
10.11	Third Amended and Restated Confirmation Letter Agreement, effective as of June 30, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on June 13, 2016).
10.12	Fourth Amended and Restated Confirmation Letter Agreement, effective as of January 19, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 1, 2017).
10.13	Fifth Amended and Restated Confirmation Letter Agreement, effective as of July 19, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on July 24, 2017).
10.14	Sixth Amended and Restated Confirmation Letter Agreement, effective as of September 5, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit (k)(13) to Post-Effective Amendment No. 9 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 18, 2017).
10.15	Seventh Amended and Restated Confirmation Letter Agreement, effective as of January 19, 2018, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 23, 2018).
10.16	Eighth Amended and Restated Confirmation Letter Agreement, effective as of July 19, 2018, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on July 24, 2018).
10.17	Ninth Amended and Restated Confirmation Letter Agreement, effective as of January 19, 2019, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2019).
10.18	Tenth Amended and Restated Confirmation Letter Agreement, effective as of April 19, 2019, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on April 19, 2019).
10.19	Eleventh Amended and Restated Confirmation Letter Agreement, effective as of June 28, 2019, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on July 5, 2019).
10.20	Schedule to the ISDA 2002 Master Agreement, amended and restated as of June 28, 2019, between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on July 5, 2019).

10.21	Guarantee, dated as of January 19, 2016, by FS Investment Corporation IV in favor of Citibank, N.A.(Incorporated by reference to Exhibit 10.4 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).
10.26	Committed Facility Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).
10.27	U.S. PB Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd., on behalf of itself and as agent for the BNPP Entities (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).
10.28	First Amendment Agreement, dated as of May 29, 2018, to the Committed Facility Agreement, dated as of March 1, 2017, between BNP Paribas Prime Brokerage International, Ltd. and Broomall Funding LLC (Incorporated by reference to Exhibit 10.32 to FS Investment Corporation IV’s Quarterly Report on Form 10-Q filed on August 14, 2018).
10.29	Second Amendment Agreement, dated as of December 31, 2018, to the Committed Facility Agreement, dated as of March 1, 2017, between BNP Paribas Prime Brokerage International, Ltd. and Broomall Funding LLC (Incorporated by reference to Exhibit 10.28 to FS Investment Corporation IV’s Annual Report on Form 10-K filed on March 18, 2019).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

c. Financial statement schedules
No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2019.
FS INVESTMENT CORPORATION IV
By:	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ William Goebel William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)