Form 10-Q
period 2019-09-30
FS Investment Corp IV
filed 2019-11-14
CIK 1637417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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
There were 31,939,548 shares of the registrant’s Class T common stock outstanding as of November 8, 2019.

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements.

FS Investment Corporation IV
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Investments, at fair value (amortized cost—$327,360 and $295,875, respectively)	$323,647	$288,841
Cash	11,630	16,651
Foreign currency, at fair value (cost—$259 and $114, respectively)	258	114
Due from counterparty	56,283	67,529
Receivable for investments sold and repaid	1,595	29
Income receivable	4,044	3,073
Receivable due on total return swap(1)	—	532
Unrealized appreciation on foreign currency forward contracts	121	—
Prepaid expenses and other assets	37	17
Total assets	$397,615	$376,786
Liabilities
Unrealized depreciation on total return swap(1)	$4,775	$4,689
Unrealized depreciation on foreign currency forward contracts	38	—
Payable for investments purchased	5,525	—
Payable due on total return swap(1)	80	—
Credit facility payable(1)	45,000	35,000
Stockholder distributions payable	934	933
Distribution fees payable	665	631
Management fees payable	1,497	1,357
Subordinated income incentive fees payable(2)	848	903
Administrative services expense payable	168	101
Interest payable(1)	1,492	374
Directors’ fees payable	32	91
Other accrued expenses and liabilities	907	769
Total liabilities	61,961	44,848
Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—	—
Class D common stock, $0.001 par value, 250,000,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.001 par value, 250,000,000 shares authorized, 31,851,789 and 31,584,470 shares issued and outstanding, respectively	32	32
Class I common stock, $0.001 par value, 350,000,000 shares authorized, none issued and outstanding	—	—
Capital in excess of par value	345,033	342,137
Retained earnings (accumulated deficit)	(9,411)	(10,231)
Total stockholders’ equity	335,654	331,938
Total liabilities and stockholders’ equity	$397,615	$376,786
Net asset value per share of common stock at period end	$10.54	$10.51

(1)
See Note 9 for a discussion of the Company’s financing arrangements.

(2)
See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees and capital gains incentive fees.

(3)
See Note 10 for a discussion of the Company’s commitments and contingencies.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment income
Interest income	$7,153	$6,260	$21,513	$18,375
Paid-in-kind interest income	699	373	1,542	935
Fee income	427	300	1,497	858
Dividend income	81	16	81	31
Total investment income	8,360	6,949	24,633	20,199
Operating expenses
Management fees(1)	1,497	1,365	4,298	4,658
Subordinated income incentive fees(2)	848	213	3,189	585
Capital gains incentive fees(2)	—	150	—	(764)
Administrative services expenses	126	123	344	354
Stock transfer agent fees	50	50	150	150
Accounting and administrative fees	33	38	113	116
Interest expense(3)	404	161	1,118	619
Distribution fees	796	797	2,363	2,858
Directors’ fees	16	108	59	468
Other general and administrative expenses	549	241	1,178	785
Operating expenses	4,319	3,246	12,812	9,829
Management fee waiver(1)	—	—	—	(253)
Net expenses	4,319	3,246	12,812	9,576
Net investment income (loss)	4,041	3,703	11,821	10,623
Realized and unrealized gain/loss
Net realized gain (loss) on investments	703	(27)	(927)	695
Net realized gain (loss) on total return swap(3)	(267)	1,706	3,429	6,771
Net realized gain (loss) on foreign currency	(52)	—	(81)	—
Net change in unrealized appreciation (depreciation) on investments	(3,739)	764	3,321	(3,196)
Net change in unrealized appreciation (depreciation) on total return swap(3)	(693)	(139)	(86)	(2,896)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	83	—	83	—
Net change in unrealized gain (loss) on foreign currency	(3)	—	(1)	—
Total net realized and unrealized gain/loss	(3,968)	2,304	5,738	1,374
Net increase (decrease) in net assets resulting from operations	$73	$6,007	$17,559	$11,997
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.00	$0.19	$0.56	$0.38
Weighted average shares outstanding	31,719,108	31,618,771	31,545,405	31,639,008

(1)
See Note 4 for a discussion of the waiver by FSIC IV Advisor, LLC, the Company’s former investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(2)
See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees and capital gains incentive fees.

(3)
See Note 9 for a discussion of the Company’s financing arrangements.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operations
Net investment income (loss)	$4,041	$3,703	$11,821	$10,623
Net realized gain (loss) on investments, total return swap and foreign currency(1)	384	1,679	2,421	7,466
Net change in unrealized appreciation (depreciation) on investments	(3,739)	764	3,321	(3,196)
Net change in unrealized appreciation (depreciation) on total return swap(1)	(693)	(139)	(86)	(2,896)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	83	—	83	—
Net change in unrealized gain (loss) on foreign currency	(3)	—	(1)	—
Net increase (decrease) in net assets resulting from operations	73	6,007	17,559	11,997
Stockholder distributions(2)
Distributions to stockholders	(5,615)	(5,545)	(16,739)	(16,354)
Net decrease in net assets resulting from stockholder distributions	(5,615)	(5,545)	(16,739)	(16,354)
Capital share transactions(3)
Reinvestment of stockholder distributions	2,856	3,177	8,666	9,608
Repurchases of common stock	—	(3,521)	(5,770)	(7,981)
Net increase in net assets resulting from capital share transactions	2,856	(344)	2,896	1,627
Total increase (decrease) in net assets	(2,686)	118	3,716	(2,730)
Net assets at beginning of period	338,340	348,689	331,938	351,537
Net assets at end of period	$335,654	$348,807	$335,654	$348,807

(1)
See Note 9 for a discussion of the Company’s financing arrangements.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$17,559	$11,997
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(121,514)	(82,492)
Paid-in-kind interest	(1,542)	(935)
Proceeds from sales and repayments of investments	91,103	66,562
Net realized (gain) loss on investments	927	(695)
Net change in unrealized (appreciation) depreciation on investments	(3,321)	3,196
Net change in unrealized (appreciation) depreciation on total return swap(1)	86	2,896
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(83)	—
Accretion of discount	(459)	(406)
(Increase) decrease in due from counterparty	11,246	12,990
(Increase) decrease in receivable for investments sold and repaid	(1,566)	1,815
(Increase) decrease in income receivable	(971)	(1,033)
(Increase) decrease in receivable due on total return swap(1)	532	(910)
(Increase) decrease in prepaid expenses and other assets	(20)	(16)
Increase (decrease) in payable for investments purchased	5,525	2,093
Increase (decrease) in payable due on total return swap(1)	80	—
Increase (decrease) in distribution fees payable	34	338
Increase (decrease) in management fees payable	140	(231)
Increase (decrease) in subordinated income incentive fees payable	(55)	213
Increase (decrease) in accrued capital gains incentive fees	—	(1,003)
Increase (decrease) in administrative services expense payable	67	44
Increase (decrease) in interest payable(1)	1,118	93
Increase (decrease) in directors’ fees payable	(59)	(17)
Increase (decrease) in other accrued expenses and liabilities	138	30
Net cash provided by (used in) operating activities	(1,035)	14,529
Cash flows from financing activities
Repurchases of common stock	(5,770)	(7,981)
Borrowings under credit facility(1)	42,500	25,000
Repayments under credit facility(1)	(32,500)	(34,900)
Distributions paid	(8,072)	(6,194)
Net cash provided by financing activities	(3,842)	(24,075)
Total increase (decrease) in cash	(4,877)	(9,546)
Cash and foreign currency at beginning of period	16,765	31,977
Cash and foreign currency at end of period	$11,888	$22,431
Supplemental disclosure
Non-cash purchase of investments	$(2,814)	$(9,583)
Non-cash sales of investments	$2,814	$9,583
Distributions reinvested	$8,666	$9,608
Excise and state taxes paid	$296	$225

(1)
See Note 9 for a discussion of the Company’s financing arrangements. During the nine months ended September 30, 2019 and 2018, the Company paid $0 and $526, respectively, in interest expense on the credit facility.

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Schedule of Investments
As of September 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—55.6%
ABB CONCISE Optical Group LLC	(l)	Retailing	L+500	1.0%	6/15/23		$841	$844	$802
Acosta Holdco Inc	(i)(j)(l)	Commercial & Professional Services	L+325	1.0%	9/26/21		2,670	1,981	838
All Systems Holding LLC		Commercial & Professional Services	L+625	1.0%	10/31/23		5,924	5,924	5,983
All Systems Holding LLC	(e)	Commercial & Professional Services	L+625	1.0%	10/31/23		2,434	2,434	2,458
American Tire Distributors Inc	(l)	Automobiles & Components	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	9/1/23		272	257	270
Ammeraal Beltech Holding BV	(g)(l)	Capital Goods	E+375		7/30/25		€1,000	1,157	1,056
Apex Group Limited	(e)(g)	Diversified Financials	L+650	1.3%	6/15/23		$211	206	211
Apex Group Limited	(g)	Diversified Financials	L+650	1.3%	6/15/25		686	675	685
Apex Group Limited	(g)	Diversified Financials	L+700	1.0%	6/15/25		2,515	2,505	2,513
Apex Group Limited	(g)	Diversified Financials	L+700	1.3%	6/15/25		1,419	1,394	1,417
Apex Group Limited	(g)	Diversified Financials	L+700	1.5%	6/15/25		£2,914	3,701	3,602
Arrotex Australia Group Pty Ltd	(g)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	5,174	3,551	3,438
AVF Parent LLC	(i)(j)	Retailing	L+725	1.3%	3/1/24		$13,585	13,585	7,728
Borden Dairy Co		Food, Beverage & Tobacco	L+750	1.0%	7/6/23		4,375	4,375	3,811
CEPSA Holdco (Matador Bidco)	(g)(h)(l)	Energy	L+475		6/19/26		547	542	549
CHS/Community Health Systems, Inc.	(f)(g)(l)	Health Care Equipment & Services	8.0%		3/15/26		1,920	1,866	1,920
Conservice LLC	(e)	Consumer Services	L+525		11/29/24		156	155	155
Conservice LLC		Consumer Services	L+525		11/29/24		3,173	3,146	3,168
Conservice LLC	(e)	Consumer Services	L+525		11/29/24		133	132	133
Constellis Holdings LLC		Capital Goods	L+625	1.0%	4/15/22		4,314	4,261	3,653
CSafe Global		Capital Goods	L+650	1.0%	11/1/21		104	104	104
CSafe Global	(e)	Capital Goods	L+650	1.0%	11/1/21		157	157	156
CSafe Global		Capital Goods	L+650	1.0%	10/31/23		2,477	2,477	2,465
CSafe Global	(e)	Capital Goods	L+650	1.0%	10/31/23		522	522	519
Eagle Family Foods Inc		Food, Beverage & Tobacco	L+650	1.0%	6/14/23		160	159	154
Eagle Family Foods Inc	(e)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23		219	217	211
Eagle Family Foods Inc		Food, Beverage & Tobacco	L+675	1.0%	6/14/24		2,494	2,471	2,399
Empire Today LLC		Retailing	L+650	1.0%	11/17/22		2,918	2,918	2,918
Entertainment Benefits Group LLC		Media & Entertainment	L+575	1.0%	9/30/24		65	65	65
Entertainment Benefits Group LLC	(e)	Media & Entertainment	L+575	1.0%	9/30/24		258	258	258
Entertainment Benefits Group LLC		Media & Entertainment	L+575	1.0%	9/30/25		1,933	1,909	1,909
See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
FullBeauty Brands Holdings Corp		Retailing	L+1,000	1.0%	2/7/22		$184	$184	$180
FullBeauty Brands Holdings Corp	(l)	Retailing	L+900	1.0%	2/7/24		1,075	1,051	564
Hudson Technologies Co	(g)	Commercial & Professional Services	L+1,025	1.0%	10/10/23		5,550	5,508	3,094
Icynene Group Ltd		Materials	L+700	1.0%	11/30/24		6,878	6,878	6,898
Industria Chimica Emiliana Srl	(g)	Pharmaceuticals, Biotechnology & Life Sciences	L+650		6/30/26		€5,615	5,986	5,940
J S Held LLC		Insurance	L+600	1.0%	7/1/25		$30	30	30
J S Held LLC	(e)	Insurance	L+600	1.0%	7/1/25		398	394	394
J S Held LLC		Insurance	L+600	1.0%	7/1/25		3,729	3,695	3,692
J S Held LLC	(e)	Insurance	L+600	1.0%	7/1/25		915	915	906
JSS Holdings Ltd		Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23		9,993	9,927	10,292
Kodiak BP LLC		Capital Goods	L+725	1.0%	12/1/24		13,336	13,336	13,203
Lipari Foods LLC		Food & Staples Retailing	L+588	1.0%	1/6/25		11,165	11,082	11,152
Lipari Foods LLC	(e)	Food & Staples Retailing	L+588	1.0%	1/6/25		2,316	2,316	2,313
Monitronics International Inc	(l)	Commercial & Professional Services	L+650	1.3%	3/29/24		1,165	1,122	1,077
Monitronics International Inc	(l)	Commercial & Professional Services	L+500	1.5%	7/3/24		565	565	566
Monitronics International Inc	(e)(l)	Commercial & Professional Services	L+500	1.5%	7/3/24		3,244	3,244	3,253
Monitronics International Inc	(l)	Commercial & Professional Services	L+500	1.5%	7/3/24		1,930	1,930	1,947
Murray Energy Corp		Energy	L+900	1.0%	2/12/21		1,000	996	1,002
North Haven Cadence Buyer Inc	(e)	Consumer Services	L+500	1.0%	9/2/21		188	188	187
North Haven Cadence Buyer Inc		Consumer Services	L+650	1.0%	9/2/22		1,774	1,774	1,767
North Haven Cadence Buyer Inc	(e)	Consumer Services	L+650	1.0%	9/2/22		1,271	1,271	1,266
North Haven Cadence Buyer Inc		Consumer Services	L+794	1.0%	9/2/22		3,656	3,656	3,642
One Call Care Management Inc	(l)	Insurance	L+400	1.0%	11/27/20		28	25	25
One Call Care Management Inc	(l)	Insurance	L+525	1.0%	11/27/22		643	549	509
PF Chang’s China Bistro Inc	(l)	Consumer Services	L+625		3/1/26		526	521	450
Power Distribution Inc		Capital Goods	L+725	1.3%	1/25/23		4,661	4,661	4,189
Project Marron	(g)	Consumer Services	L+625		7/3/25	A$	1,966	1,283	1,326
Project Marron	(g)	Consumer Services	L+625		7/2/25	C$	1,544	1,177	1,166
Propulsion Acquisition LLC	(l)	Capital Goods	L+600	1.0%	7/13/21		$7,436	7,385	7,362
Reliant Rehab Hospital Cincinnati LLC		Health Care Equipment & Services	L+675	1.0%	9/2/24		5,485	5,442	5,392
Safariland LLC		Capital Goods	L+725	1.1%	11/18/23		106	106	102
Safariland LLC		Capital Goods	L+775	1.1%	11/18/23		4,660	4,660	4,473
See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Savers Inc		Retailing	L+650, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24		$2,838	$2,805	$2,809
Savers Inc		Retailing	L+700, 0.8% PIK (0.8% Max PIK)	1.0%	3/28/24	C$	3,941	2,902	3,000
Sequa Corp	(h)(l)	Materials	L+500	1.0%	11/28/21		$41	41	41
Sequel Youth & Family Services LLC		Health Care Equipment & Services	L+700	1.0%	9/1/23		1,214	1,214	1,226
Sequel Youth & Family Services LLC		Health Care Equipment & Services	L+800		9/1/23		7,000	7,000	7,070
Sorenson Communications LLC	(l)	Telecommunication Services	L+650		4/29/24		5,066	4,876	5,072
Tangoe LLC		Software & Services	L+650	1.0%	11/28/25		4,724	4,681	4,730
Torrid Inc		Retailing	L+675	1.0%	12/14/24		2,193	2,170	2,171
Total Safety US Inc	(h)(l)	Capital Goods	L+600	1.0%	8/16/25		1,048	933	993
Trace3 Inc		Software & Services	L+675	1.0%	8/3/24		7,450	7,450	7,310
Vertiv Group Corp	(l)	Technology Hardware & Equipment	L+400	1.0%	11/30/23		558	533	533
Virgin Pulse Inc		Software & Services	L+650	1.0%	5/22/25		10,081	10,012	10,013
Total Senior Secured Loans—First Lien								210,422	198,875
Unfunded Loan Commitments								(12,409)	(12,409)
Net Senior Secured Loans—First Lien								198,013	186,466
Senior Secured Loans—Second Lien—8.9%
Ammeraal Beltech Holding BV	(g)	Capital Goods	L+800		7/27/26		4,804	4,716	4,656
athenahealth Inc		Health Care Equipment & Services	L+850		2/11/27		5,990	5,935	6,043
BCA Marketplace PLC	(g)(h)	Retailing	L+825		9/4/27		£3,290	4,008	4,008
Chisholm Oil & Gas Operating LLC		Energy	L+800	1.0%	3/21/24		$6,000	6,000	6,060
Electronics For Imaging Inc	(l)	Technology Hardware & Equipment	L+900		7/23/27		423	402	392
Emerald Performance Materials LLC	(l)	Materials	L+775	1.0%	8/1/22		29	29	29
OEConnection LLC		Software & Services	L+825		9/25/27		2,337	2,314	2,314
One Call Care Management Inc		Insurance	L+375, 6.0% PIK (6.0% Max PIK)	1.0%	4/11/24		1,445	1,434	1,180
Pure Fishing Inc		Consumer Durables & Apparel	L+838	1.0%	12/31/26		4,301	4,260	3,749
Rise Baking Company		Food, Beverage & Tobacco	L+800	1.0%	8/9/26		1,652	1,637	1,624
Total Senior Secured Loans—Second Lien								30,735	30,055
Other Senior Secured Debt—7.9%
APTIM Corp	(f)(l)	Diversified Financials	7.8%		6/15/25		3,286	3,286	2,349
Artesyn Embedded Technologies Inc	(f)(l)	Technology Hardware & Equipment	9.8%		10/15/20		673	656	676
Black Swan Energy Ltd	(g)	Energy	9.0%		1/20/24		1,334	1,334	1,327
Enterprise Development Authority	(f)(l)	Consumer Services	12.0%		7/15/24		978	1,014	1,076
See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Frontier Communications Corp	(f)(g)(l)	Telecommunication Services	8.5%		4/1/26	$3,126	$3,031	$3,134
Genesys Telecommunications Laboratories Inc	(f)(l)	Technology Hardware & Equipment	10.0%		11/30/24	428	468	464
JC Penney Corp Inc	(f)(g)(l)	Retailing	5.7%		6/1/20	38	35	36
JW Aluminum Co	(f)(l)	Materials	10.3%		6/1/26	759	759	803
Lycra	(f)(g)(l)	Consumer Durables & Apparel	7.5%		5/1/25	1,913	1,917	1,726
MultiPlan Inc	(f)(l)	Health Care Equipment & Services	7.1%		6/1/24	2,027	2,041	1,878
PAREXEL International Corp	(f)(l)	Pharmaceuticals, Biotechnology & Life Sciences	6.4%		9/1/25	21	20	19
Pattonair Holdings Ltd	(f)(g)(l)	Capital Goods	9.0%		11/1/22	1,974	2,027	2,078
Ply Gem Holdings Inc	(f)(l)	Capital Goods	8.0%		4/15/26	2,390	2,294	2,360
Velvet Energy Ltd	(g)	Energy	9.0%		10/5/23	3,000	3,000	3,068
Vivint Inc	(f)(l)	Commercial & Professional Services	7.9%		12/1/22	3,471	3,428	3,480
Vivint Inc	(f)(l)	Commercial & Professional Services	7.6%		9/1/23	2,299	2,132	2,058
Total Other Senior Secured Debt							27,442	26,532
Subordinated Debt—16.5%
All Systems Holding LLC		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	7	7	7
Ascent Resources Utica Holdings LLC / ARU Finance Corp	(f)(l)	Energy	10.0%		4/1/22	6,500	6,500	6,531
athenahealth Inc		Health Care Equipment & Services	L+1,125 PIK (L+1,125 Max PIK)		2/11/27	3,262	3,262	3,283
Avantor Inc	(f)(l)	Pharmaceuticals, Biotechnology & Life Sciences	9.0%		10/1/25	7,500	7,502	8,447
ClubCorp Club Operations Inc	(f)(l)	Consumer Services	8.5%		9/15/25	3,339	3,232	2,813
Diamond Resorts International Inc	(f)(l)	Consumer Services	10.8%		9/1/24	933	972	966
GFL Environmental Inc	(f)(g)(l)	Commercial & Professional Services	8.5%		5/1/27	2,574	2,644	2,860
Hub International Ltd	(f)(l)	Insurance	7.0%		5/1/26	1,001	987	1,032
Intelsat Jackson Holdings SA	(f)(g)(l)	Media & Entertainment	5.5%		8/1/23	1,761	1,610	1,652
Ken Garff Automotive LLC	(f)(l)	Retailing	7.5%		8/15/23	1,837	1,850	1,931
LifePoint Hospitals Inc	(f)(l)	Health Care Equipment & Services	9.8%		12/1/26	2,856	2,865	3,063
Nouryon (fka Akzo Nobel Specialty Chemicals)	(f)(g)(l)	Materials	8.0%		10/1/26	1,783	1,773	1,787
Plastipak Holdings Inc	(f)(l)	Materials	6.3%		10/15/25	284	266	238
See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Quorum Health Corp	(f)(l)	Health Care Equipment & Services	11.6%		4/15/23	$735	$732	$663
SRS Distribution Inc	(f)(l)	Capital Goods	8.3%		7/1/26	3,567	3,520	3,647
Stars Group Holdings BV	(f)(g)(l)	Consumer Services	7.0%		7/15/26	521	521	556
Team Health Inc	(f)(l)	Health Care Equipment & Services	6.4%		2/1/25	2,412	2,145	1,679
Vertiv Group Corp	(f)(l)	Technology Hardware & Equipment	9.3%		10/15/24	5,073	5,017	4,914
Vivint Inc	(f)(l)	Commercial & Professional Services	8.8%		12/1/20	2,645	2,582	2,602
York Risk Services Group Inc	(f)(l)	Insurance	8.5%		10/1/22	6,595	6,373	6,735
Total Subordinated Debt							54,360	55,406

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value
Asset Based Finance—2.9%
Abacus JV, Private Equity	(g)	Insurance				1,393,704	$1,394	$1,394
Altavair NewCo, Private Equity	(g)	Capital Goods				486,158	486	539
Australis Maritime, Private Equity	(g)(j)	Transportation				500,385	500	500
Home Partners JV, Structured Mezzanine	(g)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$1,411	1,411	1,411
Home Partners JV, Structured Mezzanine	(e)(g)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$1,411	1,411	1,411
Home Partners JV, Common Stock	(g)(j)	Real Estate				705,286	705	729
Home Partners JV, Private Equity	(g)(j)(l)	Real Estate				38,056	38	3
Lenovo Group Ltd, Structured Mezzanine	(g)	Technology Hardware & Equipment	8.0%		6/22/22	€505	574	551
Lenovo Group Ltd, Structured Mezzanine	(g)	Technology Hardware & Equipment	8.0%		6/22/22	$1,061	1,061	1,061
Lenovo Group Ltd, Structured Mezzanine	(g)	Technology Hardware & Equipment	12.0%		6/22/22	€321	365	350
Lenovo Group Ltd, Structured Mezzanine	(g)	Technology Hardware & Equipment	12.0%		6/22/22	$675	675	675
Pretium Partners LLC P2, Structured Mezzanine	(g)	Real Estate	9.5%		5/29/25	$1,528	1,528	1,542
Sofi Lending Corp, 2019-C R1	(g)	Diversified Financials			11/16/48	$1,452	823	822
Toorak Capital Funding LLC, Membership Interest	(g)	Diversified Financials				36,749	37	37
Total Asset Based Finance							11,008	11,025
Unfunded Commitments							(1,411)	(1,411)
Net Asset Based Finance							9,597	9,614
See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Cost	Fair Value(d)
Equity/Other—4.6%
All Systems Holding LLC, Common Stock	(j)	Commercial & Professional Services				4	$39	$47
ASG Technologies, Warrant	(j)	Software & Services			6/27/22	12,081	344	408
Chisholm Oil & Gas Operating LLC, Series A Units	(j)(k)	Energy				75,000	75	73
CSafe Global, Common Stock	(j)	Capital Goods				17,400	17	32
Empire Today LLC, Common Stock	(j)	Retailing				14	41	73
FullBeauty Brands Holdings Corp, Common Stock	(j)	Retailing				5,486	26	—
JSS Holdings Ltd, Net Profits Interest	(j)	Capital Goods				4	—	107
JW Aluminum Co, Common Stock	(j)	Materials				41	—	—
JW Aluminum Co, Preferred Stock		Materials	12.5% PIK		2/15/28	1,003	5,944	13,952
North Haven Cadence Buyer Inc, Common Stock	(j)	Consumer Services				208,333	208	484
Power Distribution Inc, Common Stock	(j)	Capital Goods				323,572	277	32
SSC (Lux) Limited S.a r.l., Common Stock	(g)(j)	Health Care Equipment & Services				11,364	227	325
Trace3 Inc, Common Stock	(j)	Software & Services				1,545	15	41
Total Equity/Other							7,213	15,574
TOTAL INVESTMENTS—96.4%							$327,360	323,647
OTHER ASSETS IN EXCESS OF LIABILITIES—3.6%								12,007
NET ASSETS—100.0%								$335,654

Total Return Swap		Notional Amount	Unrealized Depreciation
Citibank TRS Facility (Note 9)	(g)	$137,912	$(4,775)
See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2019
(in thousands, except share amounts)

Foreign currency forward contracts
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at September 30, 2019	Unrealized Appreciation (Depreciation)
AUD	1/14/2020	ING Capital LLC	A$	1,872	$1,271	$1,267	$4
AUD	1/14/2020	ING Capital LLC	A$	4,837	3,283	3,274	9
AUD	1/14/2020	ING Capital LLC	A$	337	229	228	1
CAD	1/14/2020	ING Capital LLC	C$	3,946	2,966	2,984	(18)
CAD	1/14/2020	ING Capital LLC	C$	1,544	1,161	1,168	(7)
EUR	1/14/2020	ING Capital LLC		€1,000	1,124	1,099	25
EUR	1/14/2020	ING Capital LLC		€826	929	909	20
EUR	4/8/2020	ING Capital LLC		€5,615	6,272	6,210	62
GBP	1/14/2020	ING Capital LLC		£2,921	3,597	3,610	(13)
Total					$20,832	$20,749	$83

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2019, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 2.09%, the Euro Interbank Offered Rate, or EURIBOR, or “E”, was (0.42)% and the Australian Bank Bill Swap Bid Rate, or BBSY, or “B”, was 0.95%. PIK means paid-in-kind. Variable rate securities with no floor rate use the respective benchmark rate in all cases.

(c)
Denominated in U.S. dollars unless otherwise noted.

(d)
Fair value determined by the Company’s board of directors (see Note 8).

(e)
Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(f)
Security or portion thereof held within Broomall Funding LLC and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage, Inc., or BNP. Securities held within Broomall Funding LLC may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNP (see Note 9).

(g)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2019, 84.0% of the Company’s total assets represented qualifying assets. In addition, as described in Note 9, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 83.1% of the Company’s total assets represented qualifying assets as of September 30, 2019.

(h)
Position or portion thereof unsettled as of September 30, 2019.

(i)
Security was on non-accrual status as of September 30, 2019.

(j)
Security is non-income producing.

(k)
Security held within FSIC IV Investments, LLC, a wholly-owned subsidiary of the Company.

(l)
Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 8).

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Consolidated Schedule of Investments
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—48.0%
ABB CONCISE Optical Group LLC	(l)	Retailing	L+500	1.0%	6/15/23	$848	$851	$814
Acosta Holdco Inc	(l)	Commercial & Professional Services	L+325	1.0%	9/26/21	2,691	2,022	1,653
Addison Holdings		Commercial & Professional Services	L+675	1.0%	12/29/23	11,976	11,976	11,996
All Systems Holding LLC		Commercial & Professional Services	L+767	1.0%	10/31/23	3,601	3,601	3,637
American Tire Distributors Inc	(l)	Automobiles & Components	L+750	1.0%	8/30/24	1,731	1,535	1,425
American Tire Distributors Inc	(l)	Automobiles & Components	L+650, 1.0% PIK (1.0% Max PIK)	1.0%	9/1/23	272	255	255
Ammeraal Beltech Holding BV	(g)(l)	Capital Goods	E+375		7/30/25	€1,000	1,157	1,140
Apex Group Limited	(e)(g)	Diversified Financials	L+650		6/15/23	$211	205	181
Apex Group Limited	(g)	Diversified Financials	L+650	1.0%	6/15/25	1,429	1,402	1,373
Apex Group Limited	(e)(g)	Diversified Financials	L+650	1.0%	6/15/25	690	677	662
Apex Group Limited	(g)	Diversified Financials	L+650	1.0%	6/15/25	230	226	221
Apex Group Limited	(e)(g)	Diversified Financials	L+650	1.0%	6/15/25	345	340	331
AVF Parent LLC		Retailing	L+725	1.3%	3/1/24	13,853	13,853	12,950
Borden Dairy Co		Food, Beverage & Tobacco	L+808	1.0%	7/6/23	4,375	4,375	3,978
Constellis Holdings LLC / Constellis Finance Corp		Capital Goods	L+575	1.0%	4/1/22	4,346	4,281	4,281
CSafe Global		Capital Goods	L+725	1.0%	11/1/21	26	26	26
CSafe Global	(e)	Capital Goods	L+725	1.0%	11/1/21	235	235	237
CSafe Global		Capital Goods	L+725	1.0%	10/31/23	2,234	2,233	2,256
Dade Paper and Bag Co Inc		Capital Goods	L+700	1.0%	6/10/24	422	422	405
Dade Paper and Bag Co Inc		Capital Goods	L+750	1.0%	6/10/24	3,311	3,311	3,244
Eagle Family Foods Inc	(e)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	379	375	323
Eagle Family Foods Inc		Food, Beverage & Tobacco	L+650	1.0%	6/14/24	2,513	2,487	2,475
Empire Today LLC		Retailing	L+700	1.0%	11/17/22	2,940	2,940	2,945
FullBeauty Brands Holdings Corp	(i)(j)(l)	Retailing	L+475	1.0%	10/14/22	4,824	1,439	1,469
Hudson Technologies Co	(g)	Commercial & Professional Services	L+1025	1.0%	10/10/23	5,635	5,587	4,029
Icynene Group Ltd		Materials	L+700	1.0%	11/30/24	6,930	6,930	6,739
JSS Holdings Ltd		Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	9,958	9,882	10,257
Kodiak BP LLC		Capital Goods	L+725	1.0%	12/1/24	13,428	13,428	13,142
Murray Energy Corp		Energy	L+900	1.0%	2/12/21	1,000	994	996
North Haven Cadence Buyer Inc	(e)	Consumer Services	L+500	1.0%	9/2/21	188	187	188
North Haven Cadence Buyer Inc		Consumer Services	L+777	1.0%	9/2/24	1,055	1,055	1,044
North Haven Cadence Buyer Inc		Consumer Services	L+798	1.0%	9/2/24	3,656	3,656	3,620
North Haven Cadence Buyer Inc	(e)	Consumer Services	L+650	1.0%	9/2/24	750	750	743
Power Distribution Inc		Capital Goods	L+725	1.3%	1/25/23	4,891	4,891	4,891
Propulsion Acquisition LLC	(l)	Capital Goods	L+600	1.0%	7/13/21	8,281	8,199	8,198
See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Reliant Rehab Hospital Cincinnati LLC		Health Care Equipment & Services	L+675	1.0%	8/30/24	$5,052	$5,004	$5,037
Safariland LLC		Capital Goods	L+765	1.1%	11/18/23	4,766	4,766	4,271
Sequel Youth & Family Services LLC		Health Care Equipment & Services	L+700	1.0%	9/1/23	1,223	1,223	1,245
Sequel Youth & Family Services LLC		Health Care Equipment & Services	L+800		9/1/23	7,000	7,000	7,125
SSC (Lux) Limited S.a r.l.	(g)	Health Care Equipment & Services	L+750	1.0%	9/10/24	6,385	6,385	6,449
Tangoe LLC		Software & Services	L+650	1.0%	11/28/25	4,778	4,731	4,730
Trace3 Inc		Diversified Financials	L+675	1.0%	8/5/24	7,516	7,516	7,440
Virgin Pulse Inc		Software & Services	L+650	1.0%	5/22/25	10,158	10,081	9,842
Westbridge Technologies Inc	(l)	Technology Hardware & Equipment	L+850	1.0%	4/28/23	2,850	2,805	2,857
York Risk Services Group Inc	(l)	Insurance	L+375	1.0%	10/1/21	980	975	919
Total Senior Secured Loans—First Lien							166,269	162,039
Unfunded Loan Commitments							(2,769)	(2,769)
Net Senior Secured Loans—First Lien							163,500	159,270
Senior Secured Loans—Second Lien—8.6%
Ammeraal Beltech Holding BV	(g)	Capital Goods	L+800		7/27/26	4,804	4,710	4,700
Centric Group LLC	(l)	Retailing	L+800	1.0%	2/1/24	8,500	8,488	8,384
Chisholm Oil & Gas Operating LLC		Energy	L+800	1.0%	3/21/24	6,000	6,000	5,929
LBM Borrower LLC	(l)	Capital Goods	L+925	1.0%	8/20/23	2,427	2,385	2,378
One Call Care Management Inc		Insurance	L+375, 6.0% PIK (6.0% Max PIK)		4/11/24	1,386	1,374	1,327
Pure Fishing Inc		Consumer Durables & Apparel	L+838	1.0%	12/31/26	4,301	4,258	4,258
Rise Baking Company		Food, Beverage & Tobacco	L+800	1.0%	8/9/26	1,652	1,636	1,637
Total Senior Secured Loans—Second Lien							28,851	28,613
Other Senior Secured Debt—8.0%
Akzo Nobel Specialty Chemicals	(f)(g)(l)	Materials	8.0%		10/1/26	618	618	579
APTIM Corp	(f)(l)	Diversified Financials	7.8%		6/15/25	8,783	8,783	6,642
Artesyn Embedded Technologies Inc	(f)(l)	Technology Hardware & Equipment	9.8%		10/15/20	482	465	446
Avantor Inc	(f)(l)	Pharmaceuticals, Biotechnology & Life Sciences	6.0%		10/1/24	1,282	1,282	1,261
Black Swan Energy Ltd	(g)	Energy	9.0%		1/20/24	1,334	1,334	1,287
Boyne USA Inc	(f)(l)	Consumer Services	7.3%		5/1/25	16	17	17
DJO Finance LLC / DJO Finance Corp	(f)(l)	Health Care Equipment & Services	8.1%		6/15/21	2,113	2,128	2,182
Genesys Telecommunications Laboratories Inc	(f)(l)	Technology Hardware & Equipment	10.0%		11/30/24	428	473	450
JC Penney Corp Inc	(f)(g)(l)	Retailing	5.7%		6/1/20	38	35	30
JW Aluminum Co	(l)	Materials	10.3%		6/1/26	759	759	757
Lycra	(f)(g)(l)	Consumer Durables & Apparel	7.5%		5/1/25	1,015	1,027	955
See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Numericable-SFR	(f)(g)(l)	Software & Services	8.1%		2/1/27	$333	$333	$315
Pattonair Holdings Ltd	(f)(g)(l)	Capital Goods	9.0%		11/1/22	1,259	1,302	1,272
Ply Gem Holdings Inc	(f)(l)	Capital Goods	8.0%		4/15/26	2,390	2,286	2,199
Velvet Energy Ltd	(g)	Energy	9.0%		10/5/23	3,000	3,000	3,024
Vivint Inc	(f)(l)	Commercial & Professional Services	7.6%		9/1/23	2,299	2,107	1,881
Vivint Inc	(f)(l)	Commercial & Professional Services	7.9%		12/1/22	3,471	3,420	3,289
Total Other Senior Secured Debt							29,369	26,586
Subordinated Debt—19.3%
All Systems Holding LLC		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	7	7	7
Ascent Resources Utica Holdings LLC / ARU Finance Corp	(f)(l)	Energy	10.0%		4/1/22	6,500	6,500	6,652
Avantor Inc	(f)(l)	Pharmaceuticals, Biotechnology & Life Sciences	9.0%		10/1/25	12,500	12,502	12,508
CEC Entertainment Inc	(f)(l)	Consumer Services	8.0%		2/15/22	7,100	6,805	6,390
ClubCorp Club Operations Inc	(f)(l)	Consumer Services	8.5%		9/15/25	3,339	3,221	3,005
Diamond Resorts International Inc	(f)(l)	Consumer Services	10.8%		9/1/24	933	977	842
Exterran Energy Solutions LP / EES Finance Corp	(f)(g)(l)	Energy	8.1%		5/1/25	2,743	2,743	2,645
Great Lakes Dredge & Dock Corp	(f)(g)(l)	Capital Goods	8.0%		5/15/22	4,105	4,105	4,174
Intelsat Jackson Holdings SA	(f)(g)(l)	Media	5.5%		8/1/23	1,761	1,585	1,549
Ken Garff Automotive LLC	(f)(l)	Retailing	7.5%		8/15/23	1,837	1,852	1,823
LifePoint Hospitals Inc	(f)(l)	Health Care Equipment & Services	9.8%		12/1/26	2,344	2,318	2,233
PF Chang’s China Bistro Inc	(f)(l)	Consumer Services	10.3%		6/30/20	2,633	2,492	2,404
Quorum Health Corp	(f)(l)	Health Care Equipment & Services	11.6%		4/15/23	786	783	749
SRS Distribution Inc	(f)(l)	Capital Goods	8.3%		7/1/26	3,567	3,516	3,282
Stars Group Holdings BV	(f)(g)(l)	Consumer Services	7.0%		7/15/26	521	521	506
Surgery Partners Holdings LLC	(f)(l)	Health Care Equipment & Services	6.8%		7/1/25	416	397	360
Team Health Inc	(f)(l)	Health Care Equipment & Services	6.4%		2/1/25	2,412	2,117	1,969
Vertiv Group Corp	(f)(l)	Technology Hardware & Equipment	9.3%		10/15/24	5,082	5,018	4,523
Vivint Inc	(f)(l)	Commercial & Professional Services	8.8%		12/1/20	2,327	2,236	2,219
York Risk Services Group Inc	(f)(l)	Insurance	8.5%		10/1/22	8,695	8,323	6,087
Total Subordinated Debt							68,018	63,927
Asset Based Finance—0.0%
Australis Maritime, Private Equity	(g)(j)	Transportation				104,330	104	104
Total Asset Based Finance							104	104

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Equity/Other—3.1%
All Systems Holding LLC, Common Stock		Commercial & Professional Services				4	$39	$45
ASG Technologies, Warrants	(j)	Software & Services			6/27/2022	12,081	344	351
Chisholm Oil & Gas Operating LLC, Series A Units	(j)(k)	Energy				75,000	75	32
CSafe Global, Common Stock	(j)	Capital Goods				17,400	17	24
Empire Today LLC, Common Stock	(j)	Retailing				14	41	40
JSS Holdings Ltd, Net Profits Interest	(j)	Capital Goods				—	—	64
JW Aluminum Co, Common Stock	(j)	Materials				41	—	—
JW Aluminum Co, Preferred Stock		Materials	12.5% PIK		11/17/2025	1,003	4,835	9,039
North Haven Cadence Buyer Inc, Common Equity	(j)	Consumer Services				208,333	208	318
Power Distribution Inc, Common Stock	(j)	Capital Goods				230,769	231	121
SSC (Lux) Limited S.a r.l., Common Stock	(g)(j)	Health Care Equipment & Services				11,364	227	278
Trace3 Inc, Common Stock		Diversified Financials				1,545	16	29
Total Equity/Other							6,033	10,341
TOTAL INVESTMENTS—87.0%							$295,875	288,841
OTHER ASSETS IN EXCESS OF LIABILITIES—13.0%								43,097
NET ASSETS—100.0%								$331,938

Total Return Swap		Notional Amount	Unrealized Appreciation
Citibank TRS Facility (Note 9)	(g)	$171,065	$(4,689)
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

(d)
Fair value determined by the Company’s board of directors (see Note 8).

(e)
Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(f)
Security or portion thereof held within Broomall Funding LLC and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage, Inc., or BNP. Securities held within Broomall Funding LLC may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNP (see Note 9).

(g)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2018, 90.8% of the Company’s total assets represented qualifying assets. In addition, as described in Note 9, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 89.9% of the Company’s total assets represented qualifying assets as of December 31, 2018.

(h)
Position or portion thereof unsettled as of December 31, 2018.

(i)
Security was on non-accrual status as of December 31, 2018.

(j)
Security is non-income producing.

(k)
Security held within FSIC IV Investments, LLC, a wholly-owned subsidiary of the Company.

(l)
Security is classified as Level 2 in the Company’s fair value hierarchy (see Note 8).

See notes to unaudited consolidated financial statements.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Investment Corporation IV, or the Company, was incorporated under the general corporation laws of the State of Maryland on February 25, 2015 and formally commenced investment operations on January 6, 2016. In November 2017, the Company closed its continuous public offering of Class T common stock to new investors. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2019, the Company had various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2019. All significant intercompany transactions have been eliminated in consolidation.
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
The Company is externally managed by FS/KKR Advisor, LLC, or the Advisor, pursuant to an investment advisory and administrative services agreement, dated as of April 9, 2018, or the investment advisory and administrative services agreement. On April 9, 2018, GSO / Blackstone Debt Funds Management LLC, or GDFM, resigned as the investment sub-adviser to the Company and terminated the investment sub-advisory agreement, or the investment sub-advisory agreement, between FSIC IV Advisor, LLC, or FSIC IV Advisor, and GDFM, effective April 9, 2018. In connection with GDFM’s resignation as the investment sub-adviser to the Company, on April 9, 2018, the Company entered into the investment advisory and administrative services agreement, which replaced an investment advisory and administrative services agreement, dated September 21, 2015, or the FSIC IV Advisor investment advisory and administrative services agreement, by and between the Company and FSIC IV Advisor.
On May 31, 2019, the Company entered into an Agreement and Plan of Merger, or the Merger Agreement, with Corporate Capital Trust II, a Delaware statutory trust, or CCT II, FS Investment Corporation II, a Maryland corporation, or FSIC II, FS Investment Corporation III, a Maryland corporation, or FSIC III and, collectively with the Company, FSIC II and CCT II, the Funds, NT Acquisition 1, Inc., a Maryland corporation and wholly-owned subsidiary of FSIC II, or Merger Sub 1, NT Acquisition 2, Inc., a Delaware corporation and wholly-owned subsidiary of FSIC II, or Merger Sub 2, NT Acquisition 3, Inc., a Maryland corporation and wholly-owned subsidiary of FSIC II, or Merger Sub 3, and the Advisor. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, (i) Merger Sub 1 will merge with and into FSIC III, with FSIC III continuing as the surviving company and as a wholly-owned subsidiary of FSIC II, or Merger 1A, and, immediately thereafter, FSIC III will merge with and into FSIC II, with FSIC II continuing as the surviving company or, together with Merger 1A, Merger 1, (ii) Merger Sub 2 will merge with and into CCT II, with CCT II continuing as the surviving company and as a wholly-owned subsidiary of FSIC II, or Merger 2A, and, immediately thereafter, CCT II will merge with and into FSIC II, with FSIC II continuing as the surviving company or, together with Merger 2A, Merger 2, and (iii) Merger Sub 3 will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of FSIC II, or Merger 3A, and, immediately thereafter, the Company will merge with and into FSIC II, with FSIC II continuing as the surviving company or, together with the Merger 3A, Merger 3 and, collectively with Merger 1 and Merger 2, the Mergers. See Note 12 for additional information.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The December 31, 2018 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification, or ASC, Topic 946, Financial Services—Investment Companies.
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
The Company “looks through” its total return swap, or TRS, between its wholly-owned financing subsidiary Cheltenham Funding LLC, or Cheltenham Funding, and Citibank, N.A., or Citibank, in calculating the capital gains incentive fee. Under this methodology, the portion of the net settlement payments received by the Company pursuant to the TRS which would have represented net investment income to the Company had the Company held the loans underlying the TRS directly is treated as net investment income subject to the subordinated incentive fee on income payable to the Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans underlying the TRS further reduces the capital gains incentive fee payable to the Advisor with respect to realized gains. See Note 9 for additional information regarding the Company’s TRS.

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
Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2018 and the audited consolidated financial statements as of and for the year ended December 31, 2018 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2019.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the nine months ended September 30, 2019, the Company recognized $1,118 in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
Derivative Instruments: The Company’s derivative instruments include foreign currency forward contracts. The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations. Realized gains and losses of the derivative instruments are included in net realized gains (losses) on derivative instruments in the consolidated statements of operations.
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
Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2019 and 2018:
	Nine Months Ended September 30,
	2019		2018
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	804,065	$8,666	861,311	$9,608
Share Repurchase Program	(536,746)	(5,770)	(715,411)	(7,981)
Net Proceeds from Share Transactions	267,319	$2,896	145,900	$1,627
During the period from October 1, 2019 to November 8, 2019, the Company issued 87,759 shares of Class T common stock pursuant to its distribution reinvestment plan, or DRP, for gross proceeds of  $939,021 at an average price per share of $10.70. For additional information regarding the terms of the DRP, see Note 5.
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

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of its common stock pursuant to its share repurchase program during the nine months ended September 30, 2019 and 2018:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2018
December 31, 2017	January 10, 2018	113,036	100%	0.36%	$11.1549	$1,261
March 31, 2018	April 2, 2018	286,794	100%	0.90%	$11.1549	3,199
June 30, 2018	July 2, 2018	315,581	100%	0.99%	$11.1549	3,521
Total		715,411				$7,981
Fiscal 2019
December 31, 2018	January 11, 2019	267,472	31%	0.85%	$10.7500	$2,875
March 31, 2019	April 1, 2019	269,274	30%	0.85%	$10.7500	2,895
June 30, 2019(1)	—	—	—	—	—	—
Total		536,746				$5,770

(1)
The Company suspended its share repurchase program on May 31, 2019.

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

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The annual distribution fees accrue daily commencing upon the initial sale of shares of common stock in the Company’s continuous public offering until an investor reaches the sales charge cap, as defined below. The accruals as of and for the nine months ended September 30, 2019 and 2018 reflect amounts beginning with the initial sale of shares of common stock in the Company’s continuous public offering through September 30, 2019 and 2018, respectively. The annual distribution fees are payable with respect to all shares of Class T common stock, other than shares issued under the DRP. The annual distribution fees will terminate for all Class T stockholders upon a liquidity event. In addition, the Company will stop paying the annual distribution fees with respect to any outstanding Class T share when the total underwriting compensation from the upfront selling commissions, dealer manager fees and annual distribution fees attributable to any share equals 7.25% of gross offering proceeds, or the sales charge cap. The sales charge cap applicable to certain shares, including shares sold prior to January 25, 2017, will be reduced by the amount of any upfront sales load that is waived for such shares or to otherwise account for any lower upfront sales load paid by an investor with respect to such shares.
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
The following table describes the fees and expenses the Company accrued under the FSIC IV Advisor investment advisory and administrative services agreement and the investment advisory and administrative services agreement and fees that FS Investment Solutions received pursuant to the Company’s distribution plan during the three and nine months ended September 30, 2019 and 2018:
			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source	Description	2019	2018	2019	2018
FSIC IV Advisor and the Advisor	FSIC IV Advisor Investment Advisory and Administrative Services Agreement and the Investment Advisory and Administrative Services Agreement	Base Management Fees(1)	$1,497	$1,365	$4,298	$4,405
FSIC IV Advisor and the Advisor	FSIC IV Advisor Investment Advisory and Administrative Services Agreement and the Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$848	$213	$3,189	$585
FSIC IV Advisor and the Advisor	FSIC IV Advisor Investment Advisory and Administrative Services Agreement and the Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fees(3)	—	$150	—	$(764)
FSIC IV Advisor and the Advisor	FSIC IV Advisor Investment Advisory and Administrative Services Agreement and the Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$126	$123	$344	$354
FS Investment Solutions	Distribution Plan	Distribution Fees(5)	$61	$39	$170	$118

(1)
FSIC IV Advisor contractually agreed, effective February 1, 2017, to permanently waive 0.25% of its base management fee to which it is entitled under the FSIC IV Advisor investment advisory and administrative services agreement so that the fee received equaled 1.75% of the average value of the Company’s weekly gross assets. Under the investment advisory and administrative services agreement, the base management fee is equal to 1.50% of the average value of the Company’s weekly gross assets and the Advisor is not waiving any portion of such fee. As a result, the amounts shown for the three and nine months ended September 30, 2018 are net of waivers of  $0 and $253, respectively. During the nine months ended September 30, 2019 and 2018, $4,158 and $4,636, respectively, in base management fees were paid to the Advisor and/or FSIC IV Advisor. As of September 30, 2019, $1,497 in base management fees were payable to the Advisor.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

(2)
During the nine months ended September 30, 2019 and 2018, $3,244 and $372, respectively, of subordinated incentive fees on income were paid to the Advisor. As of September 30, 2019, a subordinated incentive fee on income of  $848 was payable to the Advisor.

(3)
During the nine months ended September 30, 2019, the Company did not accrue capital gains incentive fees based on the performance of its portfolio. During the nine months ended September 30, 2018, the Company reversed $764 of capital gains incentive fees previously accrued based on the performance of its portfolio. As of September 30, 2019, the Company did not accrue any capital gains incentive fees. As of December 31, 2018, the Company had reversed $1,742 in capital gains incentive fees previously accrued based on the performance of its portfolio. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. The Company did not pay capital gains incentive fees during the nine months ended September 30, 2019. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(4)
During the nine months ended September 30, 2019 and 2018, $241 and $195, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Advisor or FSIC IV Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $30 for the nine months ended September 30, 2019. The Company paid $277 and $310 in administrative services expenses to the Advisor and FSIC IV Advisor during the nine months ended September 30, 2019 and 2018, respectively.

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
Note 5. Distributions
The following table reflects the cash distributions per share that the Company has declared on its common stock during the nine months ended September 30, 2019 and 2018:
	Distribution(1)
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.17452	$5,247
June 30, 2018	0.17545	5,562
September 30, 2018	0.17595	5,545
Total	$0.52592	$16,354
Fiscal 2019
March 31, 2019	$0.17688	$5,545
June 30, 2019	0.17758	5,579
September 30, 2019	0.17729	5,615
Total	$0.53175	$16,739

(1)
Distribution amounts and per share amounts shown are net of annual distribution fees, which began accruing on February 1, 2017. See Note 4 for a discussion regarding annual distribution fees.

The Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On October 11, 2019, the Company’s board of directors declared a regular monthly cash distribution for October 2019 in the gross amount of  $0.067258 per share. The gross amount declared includes the portion of the annual distribution fee amount, which is an expense of the Company and not paid to stockholders. These distributions, less the annual distribution fee amount, have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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
The Company has suspended the DRP with respect to any distributions with a record date between December 1, 2019 and the closing of the Mergers.
The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of the Company’s common stock pursuant to its DRP, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all. No portion of the distribution paid during the nine months ended September 30, 2019 and 2018 was funded through the reimbursement of operating expenses by FS Investments or the Advisor.
The following table reflects the sources of the cash distributions paid to stockholders on a tax basis that the Company has paid on its common stock during the nine months ended September 30, 2019 and 2018:
	Nine Months Ended September 30,
	2019		2018
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	15,334	92%	15,960	98%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	1,405	8%	394	2%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Total	$16,739	100%	$16,354	100%

(1)
During the nine months ended September 30, 2019 and 2018, 92.1% and 93.8%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.6% and 1.6%, respectively, was attributable to non-cash accretion of discount and 6.3% and 4.6%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the nine months ended September 30, 2019 and 2018 was $17,272 and $14,509, respectively. As of September 30, 2019 and December 31, 2018, the Company had $7,579 and $5,641, respectively, of undistributed net investment income and and $(5,499) and $1,405, respectively, of accumulated undistributed net realized gains (losses) on a tax basis.

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
The following table sets forth a reconciliation between GAAP-basis net investment income (loss) and tax-basis net investment income during the nine months ended September 30, 2019 and 2018:
	Nine Months Ended September 30,
	2019	2018
GAAP-basis net investment income (loss)	$11,821	$10,623
Reversal of incentive fee accrual on unrealized gains	—	(764)
Reclassification of unamortized original issue discount, amendment fees and prepayment fees	(381)	(557)
Tax-basis net investment income portion of total return swap payments	5,109	4,294
Accretion of discount on total return swap	829	520
Other miscellaneous differences	(106)	393
Tax-basis net investment income	$17,272	$14,509
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
As of September 30, 2019 and December 31, 2018, the components of accumulated earnings on a tax basis were as follows:
	September 30, 2019 (Unaudited)	December 31, 2018
Distributable ordinary income (net investment income and short-term capital gains)	$7,579	$5,641
Distributable capital gains (accumulated capital losses)(1)	(5,499)	1,405
Other temporary differences	(904)	(886)
Net unrealized appreciation (depreciation) on investments and total return swap and gain (loss) on foreign currency(2)	(10,596)	(16,391)
Total	$(9,420)	$(10,231)

(1)
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of September 30, 2019, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of  $127 and $5,372, respectively.

(2)
As of September 30, 2019 and December 31, 2018, the gross unrealized appreciation on the Company’s investments and TRS was $18,144 and $8,731, respectively, and the gross unrealized depreciation on the Company’s investments and TRS was $28,740 and $25,122, respectively.

The aggregate cost of the Company’s investments, including the accretion of discount on the TRS, for U.S. federal income tax purposes totaled $329,550 and $300,543 as of September 30, 2019 and

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

December 31, 2018, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(10,596) and $(16,391) as of September 30, 2019 and December 31, 2018, respectively.
Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2019 and December 31, 2018:
	September 30, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$198,013	$186,466	58%	$163,500	$159,270	55%
Senior Secured Loans—Second Lien	30,735	30,055	9%	28,851	28,613	10%
Other Senior Secured Debt	27,442	26,532	8%	29,369	26,586	9%
Subordinated Debt	54,360	55,406	17%	68,018	63,927	22%
Asset Based Finance	9,597	9,614	3%	104	104	0%
Equity/Other	7,213	15,574	5%	6,033	10,341	4%
Total	$327,360	$323,647	100%	$295,875	$288,841	100%
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2019 and December 31, 2018 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 9. The investments underlying the TRS had a notional amount and market value of  $137,912 and $131,692, respectively as of September 30, 2019 and $171,065 and $164,955, respectively, as of December 31, 2018.
	September 30, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$301,405	$285,335	63%	$294,702	$285,678	63%
Senior Secured Loans—Second Lien	65,255	62,878	14%	68,714	67,160	15%
Other Senior Secured Debt	27,442	26,532	6%	29,369	26,586	6%
Subordinated Debt	54,360	55,406	12%	68,018	63,927	14%
Asset Based Finance	9,597	9,614	2%	104	104	0%
Equity/Other	7,213	15,574	3%	6,033	10,341	2%
Total	$465,272	$455,339	100%	$466,940	$453,796	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of September 30, 2019 and December 31, 2018, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

companies in accordance with the terms of the underlying agreements. As of September 30, 2019, the Company had fifteen unfunded debt investments with aggregate unfunded commitments of  $13,820 and unfunded equity/other commitments of  $14,735. As of December 31, 2018, the Company had seven unfunded debt investments with aggregate unfunded commitments of  $2,769. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of September 30, 2019 and audited consolidated schedule of investments as of December 31, 2018.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2019 and December 31, 2018:
	September 30, 2019 (Unaudited)		December 31, 2018
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$270	0%	$1,680	1%
Capital Goods	61,339	19%	70,327	24%
Commercial & Professional Services	24,592	8%	28,756	10%
Consumer Durables & Apparel	5,475	2%	5,213	2%
Consumer Services	17,409	5%	18,140	6%
Diversified Financials	11,430	3%	15,657	5%
Energy	18,610	6%	20,565	7%
Food & Staples Retailing	11,149	3%	—	—
Food, Beverage & Tobacco	7,982	2%	8,038	3%
Health Care Equipment & Services	32,542	10%	27,627	9%
Insurance	14,588	5%	8,333	3%
Materials	23,748	7%	17,114	6%
Media & Entertainment	3,626	1%	1,549	1%
Pharmaceuticals, Biotechnology & Life Sciences	17,844	6%	13,769	5%
Real Estate	3,685	1%	—	—
Retailing	26,220	8%	28,455	10%
Software & Services	24,816	8%	15,238	5%
Technology Hardware & Equipment	9,616	3%	8,276	3%
Telecommunication Services	8,206	3%	—	—
Transportation	500	0%	104	0%
Total	$323,647	100%	$288,841	100%

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of September 30, 2019:
		Fair Value
Derivative Instrument	Statement Location	September 30, 2019
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$121
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(38)
Total		$83
Net unrealized gains and losses on derivative instruments recorded by the Company for the nine months ended September 30, 2019 are in the following locations in the consolidated statements of operations:
Derivative Instrument	Statement Location	Net Unrealized Gains (Losses)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$83
Total		$83
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2019:
	As of September 30, 2019
	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
ING Capital LLC	$121	$(38)	—	—	$83
Total	$121	$(38)	—	—	$83

	As of September 30, 2019
	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(3)
ING Capital LLC	$(38)	$(38)	—	—	—
Total	$(38)	$(38)	—	—	—

(1)
In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Financial Instruments (continued)

(2)
Net amount of derivative assets represents the net amount due from the counterparty to the Company.

(3)
Net amount of derivative liabilities represents the net amount due from the Company to the counterparty.

Foreign Currency Forward Contracts
The Company may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to economically hedge the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period presented as unrealized appreciation or depreciation. Realized gains or losses are recognized when forward contracts are settled. Risks arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit counterparty risk by only dealing with well-known counterparties.
The foreign currency forward contracts open at the end of the period are generally indicative of the volume of activity during the period.
As of September 30, 2019, the Company’s open foreign currency forward contracts were as follows:
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at September 30, 2019	Unrealized Appreciation (Depreciation)
AUD	1/14/2020	ING Capital LLC	A$	1,872	$1,271	$1,267	$4
AUD	1/14/2020	ING Capital LLC	A$	4,837	3,283	3,274	9
AUD	1/14/2020	ING Capital LLC	A$	337	229	228	1
CAD	1/14/2020	ING Capital LLC	C$	3,946	2,966	2,984	(18)
CAD	1/14/2020	ING Capital LLC	C$	1,544	1,161	1,168	(7)
EUR	1/14/2020	ING Capital LLC		€1,000	1,124	1,099	25
EUR	1/14/2020	ING Capital LLC		€826	929	909	20
EUR	4/8/2020	ING Capital LLC		€5,615	6,272	6,210	62
GBP	1/14/2020	ING Capital LLC		£2,921	3,597	3,610	(13)
Total					$20,832	$20,749	$83
Note 8. Fair Value of Financial Instruments
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
As of September 30, 2019 and December 31, 2018, the Company’s investments and total return swap were categorized as follows in the fair value hierarchy:
Valuation Inputs	September 30, 2019 (Unaudited)		December 31, 2018
	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	99,260	—	115,687	—
Level 3—Significant unobservable inputs	224,387	(4,775)	173,154	(4,689)
Total	$323,647	$(4,775)	$288,841	$(4,689)
In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of September 30, 2019. There were no foreign currency forward contracts held as of December 31, 2018.
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
The Company values the TRS in accordance with the agreements between Cheltenham Funding and Citibank that collectively established the TRS, which agreements are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The valuation committee of the Company’s board of directors, or the valuation committee, and the board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis. To the extent the valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation is discussed or challenged pursuant to the terms of the TRS Agreement. See Note 9 for additional information regarding the TRS.
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
The following is a reconciliation for the nine months ended September 30, 2019 and 2018 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Nine Months Ended September 30, 2019
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$140,540	$17,851	$4,311	$7	$104	$10,341	$173,154
Accretion of discount (amortization of premium)	78	15	—	—	1	25	119
Net realized gain (loss)	2	—	—	—	—	—	2
Net change in unrealized appreciation (depreciation)	(6,230)	(543)	84	21	52	4,053	(2,563)
Purchases	50,937	12,252	—	2,995	9,473	71	75,728
Paid-in-kind interest	132	59	—	267	—	1,084	1,542
Sales and repayments	(23,576)	—	—	—	(19)	—	(23,595)
Net transfers in or out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$161,883	$29,634	$4,395	$3,290	$9,611	$15,574	$224,387
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(6,937)	$(613)	$84	$21	$52	$4,053	$(3,340)

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

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

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the nine months ended September 30, 2019 and 2018 of the total return swap for which significant unobservable inputs (Level 3) were used in determining the fair value:
	For the Nine Months Ended September 30,
	2019	2018
Fair value at beginning of period	$(4,689)	$868
Accretion of discount (amortization of premium)	—	—
Net realized gain (loss)	3,429	6,771
Net change in unrealized appreciation (depreciation)	(86)	(2,896)
Sales and repayments	(3,429)	(6,771)
Net transfers in or out of Level 3	—	—
Fair value at end of period	$(4,775)	$(2,028)
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to the total return swap still held at the reporting date	$(86)	$(2,896)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2019 and December 31, 2018 were as follows:
Type of Investment	Fair Value at September 30, 2019 (Unaudited)(1)	Valuation Technique(2)	Unobservable Input	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input(4)
Senior Debt	$170,675	Discounted Cash Flow	Discount Rate	6.5% – 16.4% (9.1%)	Decrease
	14,235	Cost
	11,002	Waterfall	EBITDA Multiple	0.1x – 6.0x (1.9x)	Increase
Subordinated Debt	3,283	Discounted Cash Flow	Discount Rate	13.2% – 13.2% (13.2%)	Decrease
	7	Waterfall	EBITDA Multiple	9.9x – 9.9x (9.9x)	Increase
Asset Based Finance	5,540	Discounted Cash Flow	Discount Rate	7.8% – 12.9% (9.9%)	Decrease
	2,140	Other
	1,894	Cost
	37	Waterfall	EBITDA Multiple	1.4x – 1.4x (1.4x)	Increase
Equity/Other	14,072	Waterfall	EBITDA Multiple	6.8x – 14.3x (8.5x)	Increase
	1,395	Other
	107	Option Pricing Model	Equity Illiquidity Discount	15.0% – 15.0% (15.0%)	Decrease
Total	$224,387
Total Return Swap	$(4,775)	Indicative Dealer Quotes		50.0% – 101.0% (67.2%)	Increase

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

Note 8. Fair Value of Financial Instruments (continued)

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

Note 9. Financing Arrangements
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2019 and December 31, 2018. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2018. Any significant changes to the Company’s financing arrangements during the nine months ended September 30, 2019 are discussed below.
	As of September 30, 2019 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage	L+1.25%	$45,000	$5,000	June 26, 2020(2)
Citibank Total Return Swap	Total Return Swap	L+1.60%	$137,912	$37,088	N/A(3)

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

	As of December 31, 2018
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage	L+1.25%	$35,000	$15,000	September 27, 2019(2)
Citibank Total Return Swap	Total Return Swap	L+1.60%	$171,065	$3,935	N/A(3)

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
This facility generally is terminable upon 270 days’ notice by either party. As of September 30, 2019 and December 31, 2018, neither party to the facility had provided notice of its intent to terminate the facility.

(3)
The TRS may be terminated by Cheltenham Funding at any time, subject to payment of an early termination fee if prior to the date 30 days before December 19, 2019 (January 19, 2019 as of December 31, 2018), or by Citibank on or after December 19, 2019 (January 19, 2019 as of December 31, 2018), in each case, in whole or in part, upon prior written notice to the other party.

For the three and nine months ended September 30, 2019 and 2018, the components of total interest expense for the Company’s financing arrangement were as follows:
	Three Months Ended September 30,
	2019			2018
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
BNP Facility(2)	$404	—	$404	$161	—	$161
	Nine Months Ended September 30,
	2019			2018
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
BNP Facility(2)	$1,118	—	$1,118	$619	—	$619

(1)
Borrowings of the Company’s wholly-owned financing subsidiary are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)
Direct interest expense includes the effect of non-usage fees.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2019 were $37,070 and 4.02%, respectively. As of September 30, 2019, the Company’s effective interest rate on borrowings was 3.47%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of September 30, 2019 and December 31, 2018.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Citibank Total Return Swap
Counterparty	Description	Termination Date	Value as of September 30, 2019
Citibank	A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate.	Citibank may terminate the TRS on or after December 19, 2019, unless certain specified events permit Citibank to terminate the TRS on an earlier date. Cheltenham Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank, subject to an early termination fee if prior to the date 30 days before December 19, 2019.	$(4,775)
As of September 30, 2019 and December 31, 2018, the fair value of the TRS was $(4,775) and $(4,689), respectively, which is reflected on the Company’s consolidated balance sheets as unrealized appreciation (depreciation) on total return swap. As of September 30, 2019 and December 31, 2018, the receivable due on the TRS was $0 and $532, respectively, which is reflected on the Company’s consolidated balance sheets as a receivable due on total return swap. As of September 30, 2019 and December 31, 2018, the payable due on the TRS was $80 and $0, respectively, which is reflected on the Company’s consolidated balance sheets as a payable due on total return swap. As of September 30, 2019 and December 31, 2018, the Company posted $56,283 and $67,529, respectively, in cash collateral held by Citibank, of which only $55,447 and $64,991, respectively, was required to be posted. The cash collateral held by Citibank is reflected in the Company’s consolidated balance sheets as due from counterparty. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding on its consolidated balance sheets as of September 30, 2019 and December 31, 2018.
For the nine months ended September 30, 2019 and 2018, transactions in the TRS resulted in net realized gain (loss) on total return swap of  $3,429 and $6,771, respectively, and unrealized appreciation (depreciation) on total return swap of  $(86) and $(2,896), respectively, both of which are reported on the Company’s consolidated statements of operations.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

The following is a summary of the underlying loans subject to the TRS as of September 30, 2019:
Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Access CIG LLC	Software & Services	L+775		2/27/26	$411	$404	$(7)
Accuride Corp	Capital Goods	L+525	1.0%	11/17/23	3,302	2,943	(359)
Advantage Sales & Marketing Inc	Commercial & Professional Services	L+325	1.0%	7/23/21	4,442	4,354	(88)
Advantage Sales & Marketing Inc	Commercial & Professional Services	L+650	1.0%	7/25/22	739	715	(24)
American Bath Group LLC	Capital Goods	L+975	1.0%	9/30/24	2,760	2,985	225
ATX Networks Corp(3)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	6,192	6,104	(88)
Belk Inc	Retailing	L+475	1.0%	12/12/22	5,946	4,972	(974)
Brand Energy & Infrastructure Services Inc	Capital Goods	L+425	1.0%	6/21/24	501	498	(3)
Caprock Midstream LLC	Energy	L+475		11/3/25	1,806	1,654	(152)
CDS US Intermediate Holdings Inc(3)	Media & Entertainment	L+825	1.0%	7/10/23	3,238	2,950	(288)
CSM Bakery Products	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	1,545	1,485	(60)
Dayton Superior Corp	Materials	L+800, 6.0% PIK (6.0% Max PIK)	1.0%	11/15/21	1,106	593	(513)
Diamond Resorts International Inc	Consumer Services	L+375	1.0%	9/2/23	7,473	7,406	(67)
Distribution International Inc	Retailing	L+575	1.0%	12/15/23	986	957	(29)
Eagleclaw Midstream Ventures LLC	Energy	L+425	1.0%	6/24/24	3,314	3,189	(125)
EIF Van Hook Holdings LLC	Energy	L+525		9/5/24	2,130	2,104	(26)
Electronics For Imaging Inc	Technology Hardware & Equipment	L+500		7/23/26	1,608	1,574	(34)
Emerald Performance Materials LLC(4)	Materials	L+775	1.0%	8/1/22	983	971	(12)
Excelitas Technologies Corp	Technology Hardware & Equipment	L+750	1.0%	12/1/25	910	903	(7)
Foresight Energy LLC(3)	Materials	L+575	1.0%	3/28/22	3,265	1,736	(1,529)
Ivanti Software Inc	Software & Services	L+425	1.0%	1/20/24	2,476	2,477	1
JC Penney Corp Inc(3)	Retailing	L+425	1.0%	6/23/23	407	372	(35)
Jo-Ann Stores Inc	Retailing	L+500	1.0%	10/20/23	1,901	1,311	(590)
Jostens Inc	Consumer Services	L+550		12/19/25	1,032	1,061	29
LBM Borrower LLC	Capital Goods	L+375	1.0%	8/20/22	8,411	8,430	19
LBM Borrower LLC	Capital Goods	L+925	1.0%	8/20/23	5,808	5,861	53
LD Intermediate Holdings Inc	Software & Services	L+588	1.0%	12/9/22	6,570	7,233	663
MedAssets Inc	Health Care Equipment & Services	L+450	1.0%	10/20/22	5,562	5,057	(505)
Misys Ltd(3)	Software & Services	L+725	1.0%	6/13/25	513	492	(21)
Mitel US Holdings Inc	Technology Hardware & Equipment	L+450		11/30/25	43	40	(3)
Monitronics International Inc(4)	Commercial & Professional Services	L+650	1.3%	3/29/24	3,158	2,994	(164)
NaviHealth Inc.	Health Care Equipment & Services	L+500		8/1/25	4,379	4,557	178
NEP Broadcasting LLC	Media & Entertainment	L+700		10/19/26	199	198	(1)
OPE Inmar Acquisition Inc	Software & Services	L+800	1.0%	5/1/25	6,895	6,510	(385)
P2 Energy Solutions, Inc.	Software & Services	L+400	1.0%	10/30/20	2,381	2,502	121
P2 Energy Solutions, Inc.	Software & Services	L+800	1.0%	4/30/21	1,309	1,448	139
PAE Holding Corp	Capital Goods	L+550	1.0%	10/20/22	540	538	(2)
Paradigm Acquisition Corp	Health Care Equipment & Services	L+750		10/26/26	488	484	(4)
Peak 10 Holding Corp	Telecommunication Services	L+350		8/1/24	2,994	2,773	(221)
Peak 10 Holding Corp	Telecommunication Services	L+725	1.0%	8/1/25	4,582	3,333	(1,249)
Sequa Corp(4)	Materials	L+500	1.0%	11/28/21	5,627	5,656	29
Sequa Corp	Materials	L+900	1.0%	4/28/22	2,270	2,244	(26)
SI Group Inc	Materials	L+475		10/15/25	360	362	2

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
SIRVA Worldwide Inc	Commercial & Professional Services	L+550		8/4/25	$821	$805	$(16)
SIRVA Worldwide Inc	Commercial & Professional Services	L+950		8/3/26	706	657	(49)
Smart Foodservice(3)	Food & Staples Retailing	L+475		6/20/26	728	738	10
SMG/PA	Consumer Services	L+700		1/23/26	1,124	1,126	2
Sutherland Global Services Inc(3)	Software & Services	L+538	1.0%	4/23/21	4,200	4,332	132
Team Health Inc	Health Care Equipment & Services	L+275	1.0%	2/6/24	22	19	(3)
Vertiv Group Corp(4)	Technology Hardware & Equipment	L+400	1.0%	11/30/23	2,533	2,510	(23)
Vivint Inc	Commercial & Professional Services	L+500		4/1/24	5,631	5,533	(98)
WireCo WorldGroup Inc	Capital Goods	L+900	1.0%	9/30/24	1,585	1,542	(43)
Total					$137,912	$131,692	(6,220)
Total TRS Accrued Income and Liabilities:							1,445
Total Unreceived Gain (Loss):							—
Total Accrued Financing Fee:							—
Total TRS Fair Value:							$(4,775)

The following is a summary of the underlying loans subject to the TRS as of December 31, 2018:
Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Access CIG LLC	Software & Services	L+775		2/27/26	$411	$398	$(13)
Accuride Corp	Capital Goods	L+525	1.0%	11/17/23	3,327	3,342	15
Advantage Sales & Marketing Inc	Commercial & Professional Services	L+325	1.0%	7/23/21	4,477	4,138	(339)
Advantage Sales & Marketing Inc	Commercial & Professional Services	L+650	1.0%	7/25/22	739	648	(91)
Aleris International Inc	Materials	L+475		2/27/23	491	490	(1)
American Bath Group LLC	Capital Goods	L+975	1.0%	9/30/24	2,760	2,970	210
ATX Networks Corp(3)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	6,345	6,219	(126)
Belk Inc	Retailing	L+475	1.0%	12/12/22	6,008	5,572	(436)
Caprock Midstream LLC	Energy	L+475		11/3/25	1,811	1,710	(101)
CDS US Intermediate Holdings Inc(3)	Media	L+825	1.0%	7/10/23	3,238	2,632	(606)
Centric Group LLC(4)	Retailing	L+800	1.0%	2/1/24	7,772	7,668	(104)
CSM Bakery Products	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	1,545	1,468	(77)
Dayton Superior Corp	Materials	L+800, 6.0% PIK (6.0% Max PIK)	1.0%	11/15/21	3,697	3,223	(474)
Diamond Resorts International Inc	Consumer Services	L+375	1.0%	9/2/23	7,530	7,135	(395)
Distribution International Inc	Retailing	L+500	1.0%	12/15/21	991	910	(81)
Eagleclaw Midstream Ventures LLC	Energy	L+425	1.0%	6/24/24	3,339	3,266	(73)
EIF Van Hook Holdings LLC	Energy	L+525		9/5/24	2,213	2,181	(32)
Foresight Energy LLC(3)	Materials	L+575	1.0%	3/28/22	3,352	3,285	(67)
Grocery Outlet Inc	Food & Staples Retailing	L+725		10/22/26	693	688	(5)
Gulf Finance LLC	Energy	L+525	1.0%	8/25/23	4,547	3,556	(991)
Ivanti Software Inc	Software & Services	L+425	1.0%	1/20/24	2,494	2,428	(66)
JC Penney Corp Inc(3)	Retailing	L+425	1.0%	6/23/23	415	371	(44)
Jo-Ann Stores Inc	Retailing	L+500	1.0%	10/20/23	1,954	1,873	(81)
Jostens Inc	Consumer Services	L+550		12/19/25	1,088	1,089	1
Koosharem LLC	Commercial & Professional Services	L+450	1.0%	4/18/25	538	519	(19)
LBM Borrower LLC	Capital Goods	L+375	1.0%	8/20/22	8,475	7,905	(570)
LBM Borrower LLC(4)	Capital Goods	L+925		8/20/23	5,808	5,820	12
LD Intermediate Holdings Inc	Software & Services	L+588	1.0%	12/9/22	6,840	6,802	(38)
MedAssets Inc	Health Care Equipment & Services	L+450	1.0%	10/20/22	5,605	5,413	(192)
Mitel US Holdings Inc	Technology Hardware & Equipment	L+450		11/30/25	1,649	1,598	(51)
Monitronics International Inc(3)	Commercial & Professional Services	L+550		9/30/22	1,133	1,038	(95)

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Underlying Loan(1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
NaviHealth Inc.	Health Care Equipment & Services	L+500		8/1/25	$4,412	$4,348	$(64)
OPE Inmar Acquisition Inc	Software & Services	L+800		5/1/25	6,895	6,878	(17)
P2 Energy Solutions, Inc.	Energy	L+400	1.3%	10/30/20	2,400	2,458	58
P2 Energy Solutions, Inc.	Energy	L+800	1.0%	4/30/21	1,309	1,425	116
Paradigm Acquisition Corp	Health Care Equipment & Services	L+750		10/26/26	488	489	1
Peak 10 Holding Corp	Telecommunication Services	L+325	1.0%	8/1/24	2,550	2,488	(62)
Peak 10 Holding Corp	Telecommunication Services	L+725		8/1/25	4,582	4,125	(457)
PF Chang’s China Bistro Inc	Consumer Services	L+500	1.0%	9/1/22	3,333	3,326	(7)
Savers Inc	Retailing	L+375	1.3%	7/9/19	553	530	(23)
Sequa Corp	Materials	L+500	1.0%	11/28/21	5,569	5,378	(191)
Sequa Corp	Materials	L+900	1.0%	4/28/22	2,270	2,159	(111)
SI Group Inc	Materials	L+475		10/15/25	861	859	(2)
SIRVA Worldwide Inc	Commercial & Professional Services	L+550		8/2/25	837	831	(6)
SIRVA Worldwide Inc	Commercial & Professional Services	L+950		8/2/26	706	649	(57)
SMG/PA	Consumer Services	L+700		1/23/26	1,124	1,093	(31)
Sorenson Communications LLC	Telecommunication Services	L+575	2.3%	4/30/20	9,924	9,887	(37)
Strike LLC	Energy	L+800	1.0%	11/30/22	2,771	2,849	78
Sutherland Global Services Inc(3)	Software & Services	L+538	1.0%	4/23/21	799	782	(17)
Sutherland Global Services Inc(3)	Software & Services	L+538	1.0%	4/23/21	3,434	3,358	(76)
Team Health Inc	Health Care Equipment & Services	L+275	1.0%	2/6/24	22	21	(1)
Vivint Inc	Commercial & Professional Services	L+500		4/1/24	5,673	5,523	(150)
Westbridge Technologies Inc(4)	Technology Hardware & Equipment	L+850	1.0%	4/28/23	4,655	4,738	83
WireCo WorldGroup Inc	Capital Goods	L+900	1.0%	9/30/24	1,586	1,562	(24)
York Risk Services Group Inc(4)	Insurance	L+375	1.0%	10/1/21	3,027	2,844	(183)
Total					$171,065	$164,955	(6,110)
Total TRS Accrued Income and Liabilities:							1,421
Total Unreceived Gain (Loss):							—
Total Accrued Financing Fee:							—
Total TRS Fair Value:							$(4,689)

(1)
Loan may be an obligation of one or more entities affiliated with the named company.

(2)
The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2019 and December 31, 2018, three-month LIBOR was 2.09% and 2.81%, respectively.

(3)
The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

(4)
Security is also held directly by the Company or one of its wholly-owned subsidiaries as of September 30, 2019 and/or December 31, 2018.

Note 10. Commitments and Contingencies
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

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of September 30, 2019, the Company’s unfunded commitments consisted of the following:
Category / Company (1)	Commitment Amount
Senior Secured Loans—First Lien
All Systems Holding LLC	$2,434
Apex Group Limited	206
Conservice LLC	155
Conservice LLC	132
CSafe Global	157
CSafe Global	522
Eagle Family Foods Inc	217
Entertainment Benefits Group LLC	258
J S Held LLC	394
J S Held LLC	915
Lipari Foods LLC	2,316
Monitronics International Inc	3,244
North Haven Cadence Buyer Inc	188
North Haven Cadence Buyer Inc	1,271
Asset Based Finance
Home Partners JV, Structured Mezzanine	1,411
Total	$13,820
Unfunded equity/other commitments	$14,735

(1)
May be commitments to one or more entities affiliated with the named company.

As of September 30, 2019, the Company’s unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of  $11. The Company funds its equity investments as it receives funding notices from the portfolio companies. As of September 30, 2019, the Company’s unfunded equity commitments have a fair value of zero.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at September 30, 2019 and December 31, 2018.

FS Investment Corporation IV

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2019 and the year ended December 31, 2018:
	Nine Months Ended September 30, 2019 (Unaudited)	Year Ended December 31, 2018
Per Share Data:(1)
Net asset value, beginning of period	$10.51	$11.12
Results of operations(2)
Net investment income	0.37	0.48
Net realized gain (loss) and unrealized appreciation (depreciation)	0.19	(0.40)
Net increase (decrease) in net assets resulting from operations	0.56	0.08
Stockholder distributions(3)
Distributions from net investment income	(0.49)	(0.69)
Distributions from net realized gain on investments	(0.04)	(0.01)
Net decrease in net assets resulting from stockholder distributions	(0.53)	(0.70)
Capital share transactions
Issuance of common stock(4)	—	0.01
Repurchases of common stock(5)	—	—
Net increase in net assets resulting from capital share transactions	—	0.01
Net asset value, end of period	$10.54	$10.51
Shares outstanding, end of period	31,851,789	31,584,470
Total return(6)	5.30%	0.60%
Total return (without assuming reinvestment of distributions)(6)	5.33%	0.81%
Ratio/Supplemental Data:
Net assets, end of period	$335,654	$331,938
Ratio of net investment income to average net assets(7)	4.68%	4.36%
Ratio of operating expenses to average net assets(7)	5.07%	3.80%
Ratio of net expenses to average net assets(7)	5.07%	3.72%
Portfolio turnover(8)	29.10%	32.71%
Total amount of senior securities outstanding, exclusive of treasury securities	$127,465	$141,074
Asset coverage per unit(9)	3.63	3.35

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
(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2019 are annualized, with the exception of capital gains incentive fees. Annualized ratios for the nine months ended September 30, 2019 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2019. The following is a schedule of supplemental ratios for the nine months ended September 30, 2019 and for the year ended December 31, 2018:

	Nine Months Ended September 30, 2019 (Unaudited)	Year Ended December 31, 2018
Ratio of subordinated income incentive fees to average net assets	1.26%	0.43%
Ratio of accrued capital gains incentive fees to average net assets	—	(0.50)%
Ratio of interest expense to average net assets	0.44%	0.24%
Ratio of excise taxes to average net assets	—	0.10%
(8)
Portfolio turnover for the nine months ended September 30, 2019 is not annualized.

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

Note 12. Fund Mergers (continued)

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
On November 6, 2019, each of the Funds held its annual stockholder meeting at which stockholders voted on the applicable Mergers, the Recapitalization Transactions and certain other proposals. The stockholders of each of the Funds approved the applicable Mergers and the Recapitalization Transaction, but each of the Company, FSIC II and FSIC III adjourned its respective annual stockholder meeting until November 22, 2019 with respect to certain other proposals, including proposals necessary to consummate the Mergers and the Recapitalization Transaction. The stockholders of CCT II approved all proposals necessary to consummate the Mergers and the Recapitalization Transaction.

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
Consummation of the Mergers, which is currently anticipated to occur during the fourth quarter of 2019, is subject to certain closing conditions, including (1) requisite approvals of the Funds’ stockholders, (2) certain required charter amendments for each of the Funds, (3) the absence of certain legal impediments to the consummation of the Mergers, (4) effectiveness of the registration statement on Form N-14, which includes a joint proxy statement of FSIC II, FSIC III, the Company and CCT II, and a prospectus of FSIC II, and (5) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement. Merger 1A (involving a wholly-owned subsidiary of FSIC II and FSIC III) is a condition precedent to each of the Mergers. Therefore, Merger 3A (including a wholly-owned subsidiary of FSIC II and the Company) will not occur unless Merger 1A also occurs. No other Merger is a condition precedent to any other Merger.
The Merger Agreement also contains certain termination rights in favor of each Fund including if the Mergers are not completed on or before May 31, 2020 or if the requisite approvals of the applicable Fund’s stockholders are not obtained.
On November 6, 2019, each of the Funds held its annual stockholder meeting at which stockholders voted on the applicable Mergers, the Recapitalization Transactions and certain other proposals. The stockholders of each of the Funds approved the applicable Mergers and the Recapitalization Transaction, but each of the Company, FSIC II and FSIC III adjourned its respective annual stockholder meeting until November 22, 2019 with respect to certain other proposals, including proposals necessary to consummate the Mergers and the Recapitalization Transaction. The stockholders of CCT II approved all proposals necessary to consummate the Mergers and the Recapitalization Transaction.
Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2019
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2019:
Net Investment Activity	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Purchases	$42,875	$121,514
Sales and Repayments	(29,546)	(91,103)
Net Portfolio Activity	$13,329	$30,411

	For the Three Months Ended September 30, 2019		For the Nine Months Ended September 30, 2019
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$30,653	71%	$81,574	67%
Senior Secured Loans—Second Lien	6,724	16%	12,683	10%
Other Senior Secured Debt	—	—	9,067	8%
Subordinated Debt	1,003	2%	8,606	7%
Asset Based Finance	4,495	11%	9,512	8%
Equity/Other	—	—	72	0%
Total	$42,875	100%	$121,514	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2019 and the year ended December 31, 2018:
	September 30, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$198,013	$186,466	58%	$163,500	$159,270	55%
Senior Secured Loans—Second Lien	30,735	30,055	9%	28,851	28,613	10%
Other Senior Secured Debt	27,442	26,532	8%	29,369	26,586	9%
Subordinated Debt	54,360	55,406	17%	68,018	63,927	22%
Asset Based Finance	9,597	9,614	3%	104	104	0%
Equity/Other	7,213	15,574	5%	6,033	10,341	4%
Total	$327,360	$323,647	100%	$295,875	$288,841	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2019 and December 31, 2018 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 9 to our unaudited consolidated financial statements included herein. The investments underlying the TRS had a notional amount and market value of  $137,912 and $131,692, respectively, as of September 30, 2019 and $171,065 and $164,955, respectively, as of December 31, 2018.
	September 30, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$301,405	$285,335	63%	$294,702	$285,678	63%
Senior Secured Loans—Second Lien	65,255	62,878	14%	68,714	67,160	15%
Other Senior Secured Debt	27,442	26,532	6%	29,369	26,586	6%
Subordinated Debt	54,360	55,406	12%	68,018	63,927	14%
Asset Based Finance	9,597	9,614	2%	104	104	0%
Equity/Other	7,213	15,574	3%	6,033	10,341	2%
Total	$465,272	$455,339	100%	$466,940	$453,796	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2019 and December 31, 2018:
	September 30, 2019	December 31, 2018
Number of Portfolio Companies	94	72
% Variable Rate Debt Investments (based on fair value)(1)(2)	64.7%	64.6%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	30.9%	34.4%
% Other Income Producing Investments (based on fair value)(3)	0.9%	0.0%
% Non-Income Producing Investments (based on fair value)(2)	0.9%	0.5%
% of Investments on Non-Accrual (based on fair value)	2.6%	0.5%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	9.7%	10.1%
Weighted Average Annual Yield on All Debt Investments(5)	8.8%	9.8%

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

Based on our regular monthly gross cash distribution amount of  $0.067258 per share as of September 30, 2019 and our distribution reinvestment price of  $10.80 as of such date, the gross annualized distribution rate was 7.47% as of September 30, 2019. The gross annualized distribution rate includes annual distribution fees, as determined in accordance with applicable FINRA rules. The net annualized distribution rate to stockholders, which excludes annual distribution fees, was 6.62% as of September 30, 2019 based on our distribution reinvestment price of  $10.80. During the nine months ended September 30, 2019, our total return was 5.30% and our total return without assuming reinvestment of distributions was 5.33%.
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
Our weighted average annual yield on accruing debt investments may be higher than a stockholder’s yield on an investment in shares of our common stock. Our weighted average annual yield on accruing debt investments does not reflect operating expenses that may be incurred by us, nor does it include all of our investments. In addition, our weighted average annual yield on accruing debt investments and total return figures disclosed above do not consider the effect of any sales commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our weighted average annual yield on accruing debt investments, total return and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and, in the future, may be greater or less than the rates set forth above. See the section entitled “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2018 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnote 6 to the financial highlights table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return.
Direct Originations
The following table presents certain selected information regarding our direct originations as of September 30, 2019 and December 31, 2018:
Characteristics of All Direct Originations held in Portfolio	September 30, 2019	December 31, 2018
Number of Portfolio Companies	52	34
% of Investments on Non-Accrual (based on fair value)	6.0%	—
Total Cost of Direct Originations	$225,795	$171,245
Total Fair Value of Direct Originations	$215,780	$172,405
% of Total Investments, at Fair Value	66.7%	59.7%
Weighted Average Annual Yield on Accruing Debt Investments(1)	9.4%	10.7%
Weighted Average Annual Yield on All Debt Investments(2)	8.8%	10.3%

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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of September 30, 2019 and December 31, 2018:
	September 30, 2019		December 31, 2018
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$213,292	66%	$162,944	56%
2	90,506	28%	105,896	37%
3	11,178	3%	16,758	6%
4	8,671	3%	3,243	1%
Total	$323,647	100%	$288,841	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2019 and 2018
Revenues
Our investment income for the three and nine months ended September 30, 2019 and 2018 was as follows:
	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$7,153	86%	$6,260	90%	$21,513	88%	$18,375	91%
Paid-in-kind interest income	699	8%	373	6%	1,542	6%	935	5%
Fee income	427	5%	300	4%	1,497	6%	858	4%
Dividend income	81	1%	16	0%	81	0%	31	0%
Total investment income(1)	$8,360	100%	$6,949	100%	$24,633	100%	$20,199	100%

(1)
Such revenues represent $7,516 and $6,457 of cash income earned as well as $844 and $492 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2019 and 2018, respectively. Such revenues represent $22,692 and $18,944 of cash income earned as well as $1,941 and $1,255 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2019 and 2018, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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
The increase in interest income during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 can be primarily attributed to the higher average invested balance, partially offset by the reduced LIBOR rate, during the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018. The increase in fee income during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was primarily due to the increase in prepayment and origination activity in the three and nine months ended September 31, 2019.

Expenses
Our operating expenses for the three and nine months ended September 30, 2019 and 2018 were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Management fees	$1,497	$1,365	$4,298	$4,658
Subordinated income incentive fees	848	213	3,189	585
Capital gains incentive fees	—	150	—	(764)
Administrative services expenses	126	123	344	354
Stock transfer agent fees	50	50	150	150
Accounting and administrative fees	33	38	113	116
Interest expense	404	161	1,118	619
Distribution fees	796	797	2,363	2,858
Directors’ fees	16	108	59	468
Expenses associated with our independent audit and related fees	153	64	216	190
Legal fees	131	20	181	59
Printing fees	265	75	338	223
Other	—	82	443	313
Total operating expenses	4,319	3,246	12,812	9,829
Management fee waiver	—	—	—	(253)
Net expenses	$4,319	$3,246	$12,812	$9,576
The following table reflects selected expense ratios as a percent of average net assets for the three and nine months ended September 30, 2019 and 2018:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Ratio of operating expenses to average net assets	1.28%	0.93%	3.80%	2.81%
Ratio of management fee waiver to average net assets(1)	—	—	—	(0.07)%
Ratio of net operating expenses to average net assets	1.28%	0.93%	3.80%	2.74%
Ratio of incentive fees and interest expense to average net assets(1)	(0.37)%	(0.15)%	(1.28)%	(0.13)%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.91%	0.78%	2.52%	2.61%

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

Net Investment Income (Loss)
Our net investment income (loss) totaled $4,041 ($0.13 per share) and $3,703 ($0.12 per share) for the three months ended September 30, 2019 and 2018, respectively. The increase in net investment income for the three months ended September 30, 2019 can be attributed to the increase in interest income as discussed above, partially offset by higher incentive fees and interest expense.
Our net investment income (loss) totaled $11,821 ($0.37 per share) and $10,623 ($0.34 per share) for the nine months ended September 30, 2019 and 2018, respectively. The increase in net investment income for the nine months ended September 30, 2019 can be attributed to the increase in interest income as discussed above, partially offset by higher incentive fees and interest expense.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, total return swap and foreign currency for the three and nine months ended September 30, 2019 and 2018, were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net realized gain (loss) on investments(1)	$703	$(27)	$(927)	$695
Net realized gain (loss) on total return swap	(267)	1,706	3,429	6,771
Net realized gain (loss) on foreign currency	(52)	—	(81)	—
Total net realized gain (loss)	$384	$1,679	$2,421	$7,466

(1)
We sold investments and received principal repayments of  $21,555 and $7,991, respectively, during the three months ended September 30, 2019 and $7,070 and $5,403, respectively, during the three months ended September 30, 2018. We sold investments and received principal repayments of  $50,294 and $40,809, respectively, during the nine months ended September 30, 2019 and $28,359 and $38,203, respectively, during the nine months ended September 30, 2018.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments and total return swap and unrealized gain (loss) on foreign currency for the three and nine months ended September 30, 2019 and 2018, were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30
	2019	2018	2019	2018
Net change in unrealized appreciation (depreciation) on investments	$(3,739)	$764	$3,321	$(3,196)
Net change in unrealized appreciation (depreciation) on total return swap	(693)	(139)	(86)	(2,896)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	83	—	83	—
Net change in unrealized gain (loss) on foreign currency	(3)	—	(1)	—
Total net change in unrealized appreciation (depreciation)	$(4,352)	$625	$3,317	$(6,092)
During the three months ended September 30, 2019, the net unrealized depreciation was primarily driven by mark to market declines in certain debt investments. During the nine months ended September 30, 2019, the net unrealized appreciation was primarily driven by higher valuations from Level 2 categorized assets.

Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended September 30, 2019 and 2018, the net increase (decrease) in net assets resulting from operations was $73 ($0.00 per share) and $6,007 ($0.19 per share), respectively. For the nine months ended September 30, 2019 and 2018, the net increase (decrease) in net assets resulting from operations was $17,559 ($0.56 per share) and $11,997 ($0.38 per share), respectively.
Financial Condition, Liquidity and Capital Resources
Overview
As of September 30, 2019, we had $11,888 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $56,283 in cash held as collateral by Citibank under the terms of the TRS. In addition, as of September 30, 2019, we had $37,088 in capacity available under the TRS and $5,000 in borrowings available under our other financing arrangement, subject to borrowing base and other limitations. As of September 30, 2019, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of September 30, 2019, we had fifteen debt investments with aggregate unfunded commitments of  $13,820 and unfunded equity/other commitments of  $14,735. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of September 30, 2019:
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility(1)	Prime Brokerage	L+1.25%	$45,000	$5,000	June 26, 2020(2)
Citibank Total Return Swap	Total Return Swap	L+1.60%	$137,912	$37,088	N/A(3)

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
As described in Note 9 to our unaudited consolidated financial statements included herein, this facility generally is terminable upon 270 days’ notice by either party. As of September 30, 2019, neither party to the facility had provided notice of its intent to terminate the facility.

(3)
The TRS may be terminated by Cheltenham Funding at any time, subject to payment of an early termination fee if prior to the date 30 days before December 19, 2019, or by Citibank on or after December 19, 2019, in each case, in whole or in part, upon prior written notice to the other party.

For additional information regarding our financing arrangements, see Note 9 to our unaudited consolidated financial statements included herein.
RIC Status and Distributions
We have elected to be subject to tax as a RIC under Subchapter M of the Code. In order to qualify for RIC tax treatment, we must, among other things, make distributions of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of a tax year or the due date of the tax return for such tax year, including extensions, distributions paid up to twelve months after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC tax status each tax year. We are also subject to a 4% nondeductible federal excise tax on certain undistributed income unless we make distributions in a timely manner to our stockholders generally of an amount at least equal to the sum of  (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the nine months ended September 30, 2019 was funded through the reimbursement of operating expenses by the Advisor.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who elect to receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the nine months ended September 30, 2019 and 2018:
	Distribution(1)
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.17452	$5,247
June 30, 2018	0.17545	5,562
September 30, 2018	0.17595	5,545
Total	$0.52592	$16,354
Fiscal 2019
March 31, 2019	$0.17688	$5,545
June 30, 2019	0.17758	5,579
September 30, 2019	0.17729	5,615
Total	$0.53175	$16,739

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
See Note 8 to our unaudited consolidated financial statements included herein for additional information regarding the fair value of our financial instruments.
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
Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the nine months ended September 30, 2019, we recognized $1,118 in structuring fee revenue. We record prepayment premiums on loans and securities as fee income when we receive such amounts.
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
Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2019 and 2018, we did not incur any interest or penalties.
Derivative Instruments
Our derivative instruments include foreign currency forward contracts. We recognize all derivative instruments as assets or liabilities at fair value in our consolidated financial statements. Derivative contracts entered into by us are not designated as hedging instruments, and as a result, we present changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations. Realized gains and losses that occur upon the cash settlement of the derivative instruments are included in net realized gains (losses) on derivative instruments in the consolidated statements of operations.
See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our significant accounting policies.
Contractual Obligations
We have entered into an agreement with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of this agreement and for the amount of fees and expenses accrued under similar agreements with FSIC IV Advisor during the nine months ended September 30, 2019 and 2018.
A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at September 30, 2019 is as follows:
		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
BNP Facility(2)	June 26, 2020	$45,000	$45,000	—	—	—

(1)
Amounts outstanding will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
At September 30, 2019, $5,000 remained unused under the BNP Facility. The BNP Facility generally is terminable upon 270 days’ notice by either party. As of September 30, 2019, neither Broomall Funding nor BNPP had provided notice of its intent to terminate the facility.

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
Item 3.
Quantitative and Qualitative Disclosures About Market Risk. (dollar amounts in thousands)

We are subject to financial market risks, including changes in interest rates. As of September 30, 2019, 64.7% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 30.9% were debt investments paying fixed interest rates while 0.9% were other income producing investments, 0.9% consisted of non-income producing investments and the remaining 2.6% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2019:
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(3,405)	$(1,829)	$(1,576)	(7.0)%
No change	—	—	—	—
Up 100 basis points	$3,505	$1,829	$1,676	7.4%
Up 300 basis points	$10,584	$5,487	$5,097	22.5%
Up 500 basis points	$17,664	$9,146	$8,518	37.6%

(1)
Assumes no defaults or prepayments by portfolio companies over the next twelve months. Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Cheltenham Funding receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.60% per annum on the utilized notional amount of the loans subject to the TRS. As of September 30, 2019, all of the loans underlying the TRS (based on fair value) paid variable interest rates.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2019 and 2018, we did not engage in interest rate hedging activities.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”
Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three month period ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2019.
FS INVESTMENT CORPORATION IV
By:	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ William Goebel William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)